Form 10-Q
period 2020-09-25
JONES FINANCIAL COMPANIES LLLP
filed 2020-11-04
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2020

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

As of October 30, 2020, 1,239,437 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 25,	December 31,
(Dollars in millions)	2020	2019
ASSETS:
Cash and cash equivalents	$1,026	$1,014
Cash and investments segregated under federal regulations	14,682	10,387
Securities purchased under agreements to resell	1,734	1,693
Receivables from:
Clients	3,390	3,328
Mutual funds, insurance companies and other	729	661
Brokers, dealers and clearing organizations	226	204
Securities owned, at fair value:
Investment securities	911	332
Inventory securities	68	50
Lease right-of-use assets	906	876
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	623	616
Other assets	114	156

TOTAL ASSETS	$24,409	$19,317

LIABILITIES:
Payables to:
Clients	$17,902	$12,891
Brokers, dealers and clearing organizations	92	66
Lease liabilities	929	898
Accrued compensation and employee benefits	1,801	1,747
Accounts payable, accrued expenses and other	273	351
	20,997	15,953
Contingencies (Note 9)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,240	1,249
Subordinated limited partners	538	523
General partners	1,380	1,185
Total	3,158	2,957
Reserve for anticipated withdrawals	254	407
Total partnership capital subject to mandatory redemption	3,412	3,364

TOTAL LIABILITIES	$24,409	$19,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Revenue:
Fee revenue
Asset-based	$1,926	$1,738	$5,450	$4,962
Account and activity	163	167	494	504
Total fee revenue	2,089	1,905	5,944	5,466
Trade revenue	398	391	1,286	1,160
Interest and dividends	40	106	164	319
Other revenue, net	24	5	28	53
Total revenue	2,551	2,407	7,422	6,998
Interest expense	24	40	79	122
Net revenue	2,527	2,367	7,343	6,876
Operating expenses:
Compensation and benefits	1,806	1,647	5,216	4,799
Occupancy and equipment	131	127	392	369
Communications and data processing	100	100	307	285
Fund sub-adviser fees	48	41	134	116
Professional and consulting fees	28	29	80	81
Advertising	14	24	50	66
Postage and shipping	12	13	38	42
Other operating expenses	72	105	219	311
Total operating expenses	2,211	2,086	6,436	6,069

Income before allocations to partners	316	281	907	807

Allocations to partners:
Limited partners	45	43	137	123
Subordinated limited partners	37	34	106	97
General partners	234	204	664	587
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$36.36	$33.93	$104.36	$97.68

Weighted average $1,000 equivalent limited partnership units outstanding	1,241,068	1,254,583	1,244,639	1,258,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2020

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957
Partnership loans outstanding, December 31, 2019	—	4	356	360
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2019	1,249	527	1,541	3,317
Issuance of partnership interests	1	49	163	213
Redemption of partnership interests	(3)	(35)	(43)	(81)
Income allocated to partners	50	35	218	303
Distributions	—	—	(5)	(5)
Total partnership capital, including capital financed with partnership loans, March 27, 2020	1,297	576	1,874	3,747
Issuance of partnership interests	—	—	—	—
Redemption of partnership interests	(3)	(1)	(2)	(6)
Income allocated to partners	42	34	212	288
Distributions	(14)	(58)	(277)	(349)
Total partnership capital, including capital financed with partnership loans, June 26, 2020	1,322	551	1,807	3,680
Issuance of partnership interests	—	—	—	—
Redemption of partnership interests	(4)	(1)	(8)	(13)
Income allocated to partners	45	37	234	316
Distributions	—	(35)	(173)	(208)
Total partnership capital, including capital financed with partnership loans, September 25, 2020	1,363	552	1,860	3,775
Partnership loans outstanding	—	(1)	(362)	(363)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 25, 2020	$1,363	$551	$1,498	$3,412
Reserve for anticipated withdrawals	(123)	(13)	(118)	(254)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 25, 2020	$1,240	$538	$1,380	$3,158

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 25, 2020	September 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	907	807
Depreciation and amortization	93	84

Changes in assets and liabilities:
Investments segregated under federal regulations	(5,403)	(1,495)
Securities purchased under agreements to resell	(41)	(646)
Net payable to clients	4,949	(12)
Net receivable from brokers, dealers and clearing organizations	4	76
Receivable from mutual funds, insurance companies and other	(68)	(44)
Securities owned	(597)	(103)
Lease right-of-use assets	(30)	(53)
Other assets	42	6
Lease liabilities	31	66
Accrued compensation and employee benefits	54	116
Accounts payable, accrued expenses and other	(78)	(41)
Net cash used in operating activities	(137)	(1,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(100)	(128)
Cash used in investing activities	(100)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	50	432
Redemption of partnership interests	(100)	(113)
Distributions from partnership capital	(809)	(731)
Net cash used in financing activities	(859)	(412)
Net decrease in cash, cash equivalents and restricted cash	(1,096)	(1,779)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,007	8,737
End of period	$6,911	$6,958

See Note 12 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2020 and November 30, 2019 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three and nine month periods ended August 31, 2020 and 2019 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

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

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  The current coronavirus (COVID-19) pandemic and the ongoing response of the U.S. government and various state, local and foreign governments have adversely affected global business activities and have resulted in significant uncertainty in the global economy and volatility in financial markets. Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results. While markets in the second and third quarters of 2020 experienced a significant rebound compared to the end of the first quarter of 2020, the federal funds effective rate remains near zero, and further economic or market events could negatively impact the Partnership's business operations and financial results in fiscal 2020. The recent financial impacts of COVID-19 were included in the Partnership's estimates for assets, liabilities, revenues and expenses as of September 25, 2020. The Partnership has evaluated subsequent events for recognition and disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three and nine month periods ended September 25, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

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

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of September 25, 2020 and January 1, 2020 was $3,953 and $3,915, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans.  In accordance with Financial Industry Regulatory Authority (“FINRA”) rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the loan to the client is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage).  The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the client be no greater than 65% of the value of the securities in the account. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of September 25, 2020 and January 1, 2020, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of September 25, 2020 and January 1, 2020.

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

To estimate expected credit losses on the resale agreements, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the resale agreements with the fair value of collateral at the reporting date. The counterparties are all financial institutions that the Partnership considers to be reputable and reliable, and the Partnership reasonably expects the counterparties will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of the resale agreements. The fair value of collateral, plus accrued interest, was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of September 25, 2020 and January 1, 2020, and the expected credit loss was zero for each period.

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 7.  General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans.  As such, the risk of loss is remote, and the expected credit loss was zero as of September 25, 2020 and January 1, 2020.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund advisor fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of September 25, 2020 and January 1, 2020.

NOTE 4 – LEASES

For the three and nine month periods ended September 25, 2020 and September 27, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $77 and $228 and $72 and $209, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $85 and $246 and $96 and $273, respectively.  The weighted-average remaining lease term was four years as of both September 25, 2020 and December 31, 2019, and the weighted-average discount rate was 2.8% and 3.2%, respectively.

For the three and nine month periods ended September 25, 2020 and September 27, 2019, operating lease costs were $77 and $226 and $72 and $208, respectively, and variable lease costs not included in the lease liability were $12 and $42 and $14 and $41, respectively. Total lease costs for the three and nine month periods ended September 25, 2020 and September 27, 2019 were $89 and $268 and $86 and $249, respectively. The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	September 25,	December 31,
	2020	2019
2020	$78	$283
2021	286	239
2022	231	183
2023	175	128
2024	110	65
Thereafter	103	63
Total lease payments	983	961
Less: Interest	54	63
Total present value of lease liabilities	$929	$898

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership typically enters into branch office leases for new locations regularly. Given the current state of the global economy in response to the COVID-19 pandemic, the Partnership has temporarily paused entering into new branch lease arrangements.

NOTE 5 – REVENUE

As of September 25, 2020 and December 31, 2019, $512 and $470, respectively, of the receivable from clients balance and $277 and $291, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

The Partnership derived 13% of its total revenue for both of the three and nine month periods ended September 25, 2020 and 14% of its total revenue for both of the three and nine month periods ended September 27, 2019 from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

The following table shows the Partnership's disaggregated revenue information. See Note 10 for segment information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Three Months Ended September 25, 2020			Three Months Ended September 27, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,409	$22	$1,431	$1,221	$19	$1,240
Service fees	330	23	353	315	22	337
Other asset-based fees	142	—	142	161	—	161
Total asset-based fee revenue	1,881	45	1,926	1,697	41	1,738
Account and activity fee revenue:
Shareholder accounting services fees	106	—	106	109	—	109
Other account and activity fee revenue	54	3	57	55	3	58
Total account and activity fee revenue	160	3	163	164	3	167
Total fee revenue	2,041	48	2,089	1,861	44	1,905
Trade revenue:
Commissions	376	10	386	360	11	371
Principal transactions	12	—	12	19	1	20
Total trade revenue	388	10	398	379	12	391
Total revenue from customers	2,429	58	2,487	2,240	56	2,296
Net interest and dividends and other revenue	40	—	40	66	5	71
Net revenue	$2,469	$58	$2,527	$2,306	$61	$2,367

	Nine Months Ended September 25, 2020			Nine Months Ended September 27, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,928	$61	$3,989	$3,463	$51	$3,514
Service fees	950	66	1,016	915	65	980
Other asset-based fees	445	—	445	468	—	468
Total asset-based fee revenue	5,323	127	5,450	4,846	116	4,962
Account and activity fee revenue:
Shareholder accounting services fees	319	—	319	323	—	323
Other account and activity fee revenue	166	9	175	172	9	181
Total account and activity fee revenue	485	9	494	495	9	504
Total fee revenue	5,808	136	5,944	5,341	125	5,466
Trade revenue:
Commissions	1,204	37	1,241	1,042	35	1,077
Principal transactions	43	2	45	80	3	83
Total trade revenue	1,247	39	1,286	1,122	38	1,160
Total revenue from customers	7,055	175	7,230	6,463	163	6,626
Net interest and dividends and other revenue	98	15	113	234	16	250
Net revenue	$7,153	$190	$7,343	$6,697	$179	$6,876

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2019.

The Partnership did not have any assets or liabilities categorized as Level III during the nine and twelve month periods ended September 25, 2020 and December 31, 2019, respectively.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	September 25, 2020
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$226	$—	$226

Investments segregated under federal regulations:
U.S. treasuries	$8,697	$—	$—	$8,697
Certificates of deposit	—	100	—	100
Total investments segregated under federal regulations	$8,697	$100	$—	$8,797

Securities owned:
Investment securities:
Government and agency obligations	$578	$—	$—	$578
Mutual funds(1)	329	—	—	329
Equities	3	—	—	3
Certificates of deposit	—	1	—	1
Total investment securities	$910	$1	$—	$911

Inventory securities:
Mutual funds	$29	$—	$—	$29
State and municipal obligations	—	27	—	27
Equities	8	—	—	8
Corporate bonds and notes	—	2	—	2
Certificates of deposit	—	2	—	2
Total inventory securities	$37	$31	$—	$68

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$326	$—	$326

Investments segregated under federal regulations:
U.S. treasuries	$3,394	$—	$—	$3,394

Securities owned:
Investment securities:
Mutual funds(1)	$328	$—	$—	$328
Government and agency obligations	3	—	—	3
Equities	1	—	—	1
Total investment securities	$332	$—	$—	$332

Inventory securities:
Equities	$18	$—	$—	$18
State and municipal obligations	—	18	—	18
Certificates of deposit	—	9	—	9
Corporate bonds and notes	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$20	$30	$—	$50

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

NOTE 7 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of September 25, 2020 and December 31, 2019, the outstanding amount of Partnership loans was $363 and $360, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $11 for the three and nine month periods ended September 25, 2020, respectively, and $5 and $16 for the three and nine month periods ended September 27, 2019, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Nine Months Ended
	September 25,	September 27,
	2020	2019
Partnership loans outstanding at beginning of period	$360	$332
Partnership loans issued during the period	163	164
Repayment of Partnership loans during the period	(160)	(123)
Total Partnership loans outstanding	$363	$373

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 and $70 for the three and nine month periods ended September 25, 2020, respectively, and $24 and $71 for the three and nine month periods ended September 27, 2019, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 25,	December 31,
	2020	2019
U.S.:
Net capital	$1,259	$1,244
Net capital in excess of the minimum required	$1,202	$1,188
Net capital as a percentage of aggregate debit items	44.3%	44.2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.8%	26.4%

Canada:
Regulatory risk-adjusted capital	$52	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$41	$38

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.  On June 14, 2019, the lone objector filed an appeal to the judgment approving the settlement. On January 31, 2020, the U.S. Court of Appeals for the Eighth Circuit denied the objector's appeal and affirmed the district court's approval of the class action settlement.  On February 6, 2020, the objector petitioned the Court of Appeals for a rehearing, which was denied on March 3, 2020. A petition for certiorari the objector filed on May 11, 2020 seeking review of the Court of Appeals' decision by the U.S. Supreme Court was denied by the Supreme Court on October 5, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at September 25, 2020, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition was $108 as of September 25, 2020 and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $22 as of September 25, 2020.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at September 25, 2020 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

segment information as presented.  Pre-variable income represents income before variable compensation expense and before allocations to partners.  This is consistent with how management views the segments to assess performance.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net revenue:
U.S.	$2,469	$2,306	$7,153	$6,697
Canada	58	61	190	179
Total net revenue	$2,527	$2,367	$7,343	$6,876

Pre-variable income:
U.S.	$689	$575	$1,894	$1,620
Canada	3	5	17	11
Total pre-variable income	$692	$580	$1,911	$1,631

Variable compensation:
U.S.	$369	$293	$983	$806
Canada	7	6	21	18
Total variable compensation	$376	$299	$1,004	$824

Income (loss) before allocations to partners:
U.S.	$320	$282	$911	$814
Canada	(4)	(1)	(4)	(7)
Total income before allocations to partners	$316	$281	$907	$807

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
September 25, 2020	$1,734	—	1,734	—	(1,734)	$—
December 31, 2019	$1,693	—	1,693	—	(1,693)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of all dates presented.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 12 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Nine Months Ended
	September 25, 2020	September 27, 2019
Cash paid for interest	$79	$121
Cash paid for taxes	$9	$8

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$163	$164
Repayment of partnership loans through distributions from partnership capital in current period	$160	$123

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 25, 2020	September 27, 2019
Cash and cash equivalents	$1,026	$1,087
Cash and investments segregated under federal regulations	14,682	8,368
Less: Investments segregated under federal regulations	8,797	2,497
Total cash, cash equivalents and restricted cash	$6,911	$6,958

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

COVID-19

In the second half of March 2020, markets and interest rates experienced sudden declines due to the global uncertainty from the COVID-19 pandemic. While the federal funds effective rate remains near zero, markets in the second and third quarters of 2020 experienced a significant rebound compared to the end of the first quarter of 2020. However, the full extent of the health crisis and related economic impact is not yet known, and further economic or market events could negatively impact the Partnership's financial results in fiscal 2020.

The Partnership has several ongoing measures in response to COVID-19 to support the health and well-being of its clients and associates, as well as measures to optimize firm resources and control costs. The ongoing measures include, among other things, closure and phased reopening of branches to public access, establishing the technological capability for branches to serve clients remotely, virtually all home-office associates working remotely with limited exceptions, temporary financial support for certain financial advisors, temporary hiring reductions, additional paid time off for associates related to COVID-19, a travel halt, and a pause on new branch and home office real estate projects. The Partnership is continuing to assess these and other existing firm measures in response to the COVID-19 pandemic and may consider additional potential measures in response to further economic or market events.  Further, in response to COVID-19, the Partnership continues to review its business continuity plans and has had ongoing conversations with third-party providers to ensure the viability of their business operations supporting the Partnership.  The Partnership has not experienced any significant disruptions in providing services to clients. The impact of COVID-19, as well as the Partnership's response to it, continues to evolve and is uncertain.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and nine month periods ended September 25, 2020 and September 27, 2019.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 27,	%	Sept 25,	Sept 27,	%
	2020	2019	Change	2020	2019	Change
Revenue:
Fee revenue:
Asset-based	$1,926	$1,738	11%	$5,450	$4,962	10%
Account and activity	163	167	-2%	494	504	-2%
Total fee revenue	2,089	1,905	10%	5,944	5,466	9%
% of net revenue	83%	80%	3%	81%	79%	2%
Trade revenue	398	391	2%	1,286	1,160	11%
% of net revenue	16%	17%	0%	18%	17%	4%
Net interest and dividends	16	66	-76%	85	197	-57%
Other revenue, net	24	5	380%	28	53	-47%
Net revenue	2,527	2,367	7%	7,343	6,876	7%
Operating expenses	2,211	2,086	6%	6,436	6,069	6%
Income before allocations to partners	$316	$281	12%	$907	$807	12%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$26	$28	-7%	$88	$88	0%
Advisory programs	$10	$8	25%	$28	$22	27%
Client households at period end	5.6	5.4	4%	5.6	5.4	4%
Net new assets for the period ($ billions)(2)	$13	$14	-7%	$47	$45	4%
Client assets under care ($ billions):
Total:
At period end	$1,384	$1,270	9%	$1,384	$1,270	9%
Average	$1,372	$1,263	9%	$1,317	$1,214	8%
Advisory programs:
At period end	$488	$423	15%	$488	$423	15%
Average	$481	$419	15%	$453	$398	14%
Financial advisors (actual):
At period end	19,342	18,505	5%	19,342	18,505	5%
Average	19,252	18,311	5%	19,076	18,032	6%
Attrition %(3)	6.8%	7.9%	n/a	6.4%	8.6%	n/a
Dow Jones Industrial Average (actual):
At period end	27,174	26,820	1%	27,174	26,820	1%
Average for period	27,199	26,671	2%	26,135	25,966	1%
S&P 500 Index (actual):
At period end	3,298	2,962	11%	3,298	2,962	11%
Average for period	3,306	2,957	12%	3,101	2,853	9%

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

Third Quarter 2020 versus Third Quarter 2019 Overview

The Partnership ended the third quarter of 2020 with 19,342 financial advisors and $1.38 trillion in client assets under care, which reflected increases of 5% and 9%, respectively, compared to the third quarter of 2019. Net new assets decreased 7% to $13 billion during the third quarter of 2020 compared to the third quarter of 2019.  Average client assets under care increased 9% during the third quarter of 2020 compared to the same period in 2019, due to increases in the market value of client assets and net new assets gathered during the period.

Advisory programs' average assets under care increased 15% in the third quarter of 2020 to $481 billion due to the continued investment of client assets into advisory programs and higher average market levels in the third quarter of 2020 compared to the same period in 2019.

Net revenue increased 7% to $2,527 for the third quarter of 2020 compared to the same period in 2019.  Results reflected an 11% increase in asset-based fee revenue, primarily due to the cumulative impact of net asset inflows into advisory programs in both 2020 and 2019, as well as average market increases, which was partially offset by a $50 decrease in net interest and dividends revenue due to the low interest rates in the third quarter of 2020 compared to the same period in 2019.

Operating expenses increased 6% to $2,211 in the third quarter of 2020 compared to the third quarter of 2019, primarily due to an increase in compensation and benefits expense, partially offset by decreases in other operating expenses primarily as a result of reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased primarily due to higher wages and healthcare costs.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $316, a 12% increase from the third quarter of 2019.

Nine Months Ended September 25, 2020 versus Nine Months Ended September 27, 2019 Overview

Net new assets increased 4% to $47 billion during the first nine months of 2020 compared to the first nine months of 2019.  Average client assets under care increased 8% during the first nine months of 2020 compared to the same period in 2019, due to increases in the market value of client assets and net new assets gathered during the period.

Advisory programs' average assets under care increased 14% in the first nine months of 2020 to $453 billion due to the continued investment of client assets into advisory programs and higher average market levels compared to the same period in 2019.

Net revenue increased 7% to $7,343 for the first nine months of 2020 compared to the same period in 2019.  Results reflected a 10% increase in asset-based fee revenue, primarily due to the cumulative impact of net asset inflows into advisory programs in both 2020 and 2019, as well as average market increases. The increase in net revenue also reflected 11% growth in trade revenue due to an increase in the overall margin earned. The increase in net revenue was partially offset by the decrease in net interest and dividends revenue and other revenue. Net interest and dividends revenue decreased due to the low interest rates in the first nine months of 2020 compared to the same period in 2019. The decrease in other revenue was the result of the significant market volatility in the second half of March 2020, causing an unrealized loss from the decrease in the value of investment securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan, which was partially offset by increased market values in the second and third quarters of 2020. The unrealized loss was offset by lower financial advisor compensation expense.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 6% to $6,436 in the first nine months of 2020 compared to 2019, primarily due to an increase in compensation and benefits expense, partially offset by decreases in other operating expenses primarily as a result of reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased primarily due to an increase in the average number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $907, a 12% increase compared to the first nine months of 2019.

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

Given the global health, market, employment and economic uncertainty of COVID-19, the Partnership is unable to reliably predict future client trading activity in response to COVID-19, and further economic or market events could negatively impact trade revenue in fiscal 2020.

Based on current information and if interest rates remain at record low levels, the Partnership expects continued decreases in net interest and dividends revenue in fiscal 2020 compared to fiscal 2019.

Although the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results, the Partnership has several ongoing measures to reduce future operating expenses in an effort to help mitigate the negative impacts of potentially lower revenue on the Partnership's future income before allocations to partners, such as temporary hiring reductions, reduction of discretionary spending, a travel halt, and a pause on new branch and home office real estate projects. The Partnership is continuing to assess these and other existing firm measures in response to the COVID-19 pandemic and may consider additional potential measures in response to further economic or market events.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 25, 2020 AND SEPTEMBER 27, 2019

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 10% to $2,089 and 9% to $5,944 in the third quarter and the first nine months of 2020, respectively, compared to the same periods in 2019.  A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 27,	%	Sept 25,	Sept 27,	%
	2020	2019	Change	2020	2019	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,431	$1,240	15%	$3,989	$3,514	14%
Service fees	353	337	5%	1,016	980	4%
Other asset-based fees	142	161	-12%	445	468	-5%
Total asset-based fee revenue	1,926	1,738	11%	5,450	4,962	10%
Account and activity fee revenue:
Shareholder accounting services fees	106	109	-3%	319	323	-1%
Other account and activity fee revenue	57	58	-2%	175	181	-3%
Total account and activity fee revenue	163	167	-2%	494	504	-2%
Total fee revenue	$2,089	$1,905	10%	$5,944	$5,466	9%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$474.4	$433.3	9%	$455.1	$415.5	10%
Advisory programs	$473.1	$412.6	15%	$446.3	$391.9	14%
Insurance	$77.8	$75.8	3%	$75.8	$74.1	2%
Cash solutions	$40.6	$32.8	24%	$38.3	$32.7	17%

Shareholder accounting holdings serviced	31.1	29.3	6%	30.6	28.9	6%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Overall asset-based fee revenue increased 11% to $1,926 and 10% to $5,450 in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, primarily due to 15% and 14% respective increases in revenue from advisory programs fees. Growth in advisory programs fees was due to the continued investment of client assets in advisory programs and higher average market levels in the third quarter and first nine months of 2020. The decrease in other asset-based fee revenue in 2020 reflected declines in cash solutions revenue, primarily from increased fee waivers in order to maintain a positive client yield on the Money Market Fund following the decrease in the federal funds effective rate to near zero in March 2020.  If interest rates remain at record low levels, the Partnership expects to continue to incur fee waivers in order to maintain a positive client yield on the Money Market Fund, thereby reducing other asset-based fee revenue.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 2% to $398 and increased 11% to $1,286 in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.  A discussion of trade revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 27,	%	Sept 25,	Sept 27,	%
	2020	2019	Change	2020	2019	Change
Trade revenue:
Commissions revenue:
Mutual funds	$171	$171	0%	$525	$487	8%
Equities	150	120	25%	521	363	44%
Insurance products and other	65	80	-19%	195	227	-14%
Total commissions revenue	$386	$371	4%	$1,241	$1,077	15%
Principal transactions	12	20	-40%	45	83	-46%
Total trade revenue	$398	$391	2%	$1,286	$1,160	11%

Related metrics:
Client dollars invested ($ billions)
Equities	$10	$8	25%	$35	$23	52%
Mutual funds	11	10	10%	30	26	15%
Insurance products and other	1	1	0%	4	4	0%
Principal transactions	4	9	-56%	19	35	-46%
Total client dollars invested	$26	$28	-7%	$88	$88	0%

Margin per $1,000 invested	$15.8	$14.0	13%	$14.7	$13.1	12%
U.S. business days	63	63	0%	186	187	-1%

The increase in trade revenue in the third quarter and first nine months of 2020 was due to an increase in commissions revenue, partially offset by a decrease in principal transactions revenue. Commissions revenue increased primarily due to higher overall margins from a change in product mix with a higher proportion of client dollars invested in equities and mutual funds, which earn higher margins than principal transaction products. Principal transactions revenue decreased as a result of a decrease in client dollars invested, due to the decline in interest rates on those products during the third quarter and first nine months of 2020 compared to the prior periods. Year to date results also reflected significant increases in first quarter trade revenue.  As global markets became increasingly volatile in the second half of March 2020 due to the uncertainties surrounding the impacts of COVID-19, that resulted in lower securities prices, the Partnership experienced a significant increase in client dollars invested in equities.

Net Interest and Dividends

Net interest and dividends revenue decreased 76% to $16 and 57% to $85 in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019 due to interest rates remaining at record low levels since the Federal Reserve cut the federal funds effective rate to near zero in March 2020. Despite increases in short-term investment balances, interest revenue decreased due to the lower federal funds rate compared to the prior period. Interest revenue also decreased due to lower interest earned on lower client margin balances. The decrease in interest revenue was partially offset by a decrease in customer credit interest expense in 2020 compared to the same periods in 2019.

Based on current information and if interest rates remain at record low levels, the Partnership expects continued decreases in net interest and dividends revenue in fiscal 2020 compared to fiscal 2019.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 6% to $2,211 in the third quarter of 2020 and increased 6% to $6,436 in the first nine months of 2020 compared to the same periods in 2019, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 27,	%	Sept 25,	Sept 27,	%
	2020	2019	Change	2020	2019	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,034	$960	8%	$3,026	$2,833	7%
Home office and branch	396	388	2%	1,186	1,142	4%
Variable compensation	376	299	26%	1,004	824	22%
Total compensation and benefits	1,806	1,647	10%	5,216	4,799	9%

Occupancy and equipment	131	127	3%	392	369	6%
Communications and data processing	100	100	0%	307	285	8%
Fund sub-adviser fees	48	41	17%	134	116	16%
Professional and consulting fees	28	29	-3%	80	81	-1%
Advertising	14	24	-42%	50	66	-24%
Postage and shipping	12	13	-8%	38	42	-10%
Other operating expenses	72	105	-31%	219	311	-30%
Total operating expenses	$2,211	$2,086	6%	$6,436	$6,069	6%

Related metrics (actual):
Number of branches:
At period end	15,403	14,900	3%	15,403	14,900	3%
Average	15,405	14,772	4%	15,286	14,526	5%
Financial advisors:
At period end	19,342	18,505	5%	19,342	18,505	5%
Average	19,252	18,311	5%	19,076	18,032	6%
Branch office administrators(1):
At period end	16,655	16,825	-1%	16,655	16,825	-1%
Average	16,657	16,776	-1%	16,825	16,566	2%
Home office associates(1):
At period end	6,864	6,947	-1%	6,864	6,947	-1%
Average	6,905	7,064	-2%	7,018	6,953	1%
Home office associates(1) per 100 financial advisors (average)	35.9	38.6	-7%	36.8	38.6	-5%
Branch office administrators(1) per 100 financial advisors (average)	86.5	91.6	-6%	88.2	91.9	-4%
Operating expenses per financial advisor (average)(2)	$39,113	$42,925	-9%	$119,103	$127,329	-6%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The increases in operating expenses in the third quarter and first nine months of 2020 were primarily due to compensation and benefits expense (described below) increasing 10% to $1,806 and 9% to $5,216 for the third quarter and first nine months of 2020, respectively. The increases in operating expenses were partially offset by decreases in other operating expenses in the third quarter and first nine months of 2020 primarily as a result of reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects.

Financial advisor compensation and benefits expense increased 8% and 7% in the third quarter and first nine months of 2020 due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 2% in the third quarter of 2020, primarily due to higher wages and healthcare costs, and increased 4% in the first nine months of 2020, primarily due to an increase in the average number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") decreased 2% and 1%, respectively, for the third quarter of 2020 and increased 1% and 2%, respectively, for the first nine months of 2020.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and net margin earned.  A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 26% to $376 and 22% to $1,004 in the third quarter and first nine months of 2020 due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. Given the uncertainty of the ongoing impacts of COVID-19, the Partnership cannot reliably predict their effects on profitability and variable compensation.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In the third quarter of 2020, the average number of home office associates and BOAs per 100 financial advisors decreased 7% and 6%, respectively, and decreased 5% and 4%, respectively, in the first nine months of 2020.  The operating expenses per financial advisor decreased 9% and 6% in the third quarter and first nine months of 2020, respectively, due to a decrease in operating expenses (excluding financial advisor compensation, variable compensation and fund sub-advisor fees) and an increase in financial advisors. While the Partnership’s longer-term strategy is to continue to grow its financial advisor network at a faster pace than its home office staff, the near-term growth will be slowed due to recent temporary hiring reductions.  In addition, effects of COVID-19 on financial advisor attrition are uncertain and cannot be reliably predicted.

Given the uncertainty of the ongoing impacts of COVID-19, the Partnership has several ongoing measures to support the health and well-being of its clients and associates while also reducing future operating expenses by implementing temporary reductions to hiring of new financial advisors, BOAs and home office associates, which may slow the growth of compensation and benefits expense in fiscal 2020.  The Partnership has also decreased discretionary spending, implemented a travel halt and temporarily paused spending on new branch and home office real estate projects. Controlling costs could help reduce the impact that potential decreases in Partnership revenue could have on future profitability. The Partnership is continuing to assess these and other existing firm measures in response to the COVID-19 pandemic.

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada.  Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership’s Canada operations.  The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented.  Pre-variable income represents income before variable compensation expense and before allocations to partners.  This is consistent with how management views the segments to assess performance.  COVID-19 is a global pandemic that has resulted in rapid changes and significant uncertainty; however, based on current information, the Partnership expects COVID-19 to impact the future financial results of the segments similarly.  The following table shows financial information for the Partnership’s reportable segments.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 27,	%	Sept 25,	Sept 27,	%
	2020	2019	Change	2020	2019	Change
Net revenue:
U.S.	$2,469	$2,306	7%	$7,153	$6,697	7%
Canada	58	61	-5%	190	179	6%
Total net revenue	2,527	2,367	7%	7,343	6,876	7%

Operating expenses (excluding variable compensation):
U.S.	1,780	1,731	3%	5,259	5,077	4%
Canada	55	56	-2%	173	168	3%
Total operating expenses	1,835	1,787	3%	5,432	5,245	4%

Pre-variable income:
U.S.	689	575	20%	1,894	1,620	17%
Canada	3	5	-40%	17	11	55%
Total pre-variable income	692	580	19%	1,911	1,631	17%

Variable compensation:
U.S.	369	293	26%	983	806	22%
Canada	7	6	17%	21	18	17%
Total variable compensation	376	299	26%	1,004	824	22%

Income (loss) before allocations to partners:
U.S.	320	282	13%	911	814	12%
Canada	(4)	(1)	-300%	(4)	(7)	43%
Total income before allocations to partners	$316	$281	12%	$907	$807	12%

Client assets under care ($ billions):
U.S.
At period end	$1,355.4	$1,243.2	9%	$1,355.4	$1,243.2	9%
Average	$1,344.2	$1,237.0	9%	$1,289.7	$1,188.8	8%
Canada
At period end	$28.3	$26.6	6%	$28.3	$26.6	6%
Average	$27.9	$26.4	6%	$26.9	$25.3	6%

Net new assets for the period ($ billions):
U.S.	$12.9	$13.5	-4%	$45.5	$44.0	3%
Canada	$0.3	$0.3	0%	$1.4	$1.0	40%

Financial advisors (actual):
U.S.
At period end	18,433	17,646	4%	18,433	17,646	4%
Average	18,333	17,462	5%	18,170	17,196	6%
Canada
At period end	909	859	6%	909	859	6%
Average	919	849	8%	906	836	8%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For both the third quarter and first nine months of 2020, net revenue increased 7% to $2,469 and $7,153, respectively, compared to the same periods in 2019, primarily due to increases in asset-based fee revenue.  Asset-based fee revenue increased 11% to $1,881 and 10% to $5,323 in the third quarter and first nine months of 2020, respectively, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in the third quarter and first nine months of 2019 compared to the same periods in 2019. The increase in net revenue for the third quarter and first nine months of 2020 also reflected growth in trade revenue of 2% and 11%, respectively, due to an increase in overall margin earned.

Operating expenses (excluding variable compensation) increased 3% to $1,780 and 4% to $5,259 in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increase in operating expenses (excluding variable compensation) was due to an increase in financial advisor and home office and branch compensation, partially offset by reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects. Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to higher wages and healthcare costs in the third quarter of 2020 and increased primarily due to an increase in the average number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs in the first nine months of 2020.

Canada

Net revenue decreased 5% to $58 in the third quarter of 2020 and increased 6% to $190 in the first nine months of 2020 compared to the same periods in 2019. The decrease in net revenue in the third quarter of 2020 is primarily due to decreases in net interest, dividend and other revenue compared to the same period in 2019. The increase in net revenue for the first nine months of 2020 was primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 9% to $127 in the first nine months of 2020 led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in the first nine months of 2020.

Operating expenses (excluding variable compensation) decreased 2% to $55 in the third quarter of 2020 and increased 3% to $173 in the first nine months of 2020. The decrease in operating expenses (excluding variable compensation) for the third quarter of 2020 was the result of a decrease in other operating expenses, partially offset by an increase in financial advisor compensation. The increase in operating expenses (excluding variable compensation) for the first nine months of 2020 was due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q for the period ended September 25, 2020 and the Quarterly Reports on Form 10-Q for the periods ended March 27, 2020 and June 26, 2020, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the SEC's Regulation Best Interest and Form CRS Relationship Summary and accompanying guidance.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 30% of its total revenue was derived from sales and services related to mutual fund and insurance products for each of the three and nine month periods ended September 25, 2020 and September 27, 2019. In addition, the Partnership derived 13% of its total revenue for both of the three and nine month periods ended September 25, 2020 and 14% of its total revenue for both of the three and nine month periods ended September 27, 2019 from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

As of September 25, 2020, the Partnership had $3,260 in cash, cash equivalents and highly liquid investments, consisting of securities purchased under agreements to resell and U.S. treasuries, $3,158 in Partnership capital and no debt.  The Partnership has committed and uncommitted lines of credit in place should a liquidity need arise but has not drawn upon these lines.  The Partnership believes that its financial position remains strong as it addresses the uncertainty of the ongoing impacts of COVID-19 on the global economy and, based on current information, does not anticipate any significant changes to its current liquidity or capital position.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of a portion of general partner earnings.

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

The Partnership’s capital subject to mandatory redemption at September 25, 2020, net of reserve for anticipated withdrawals, was $3,158, an increase of $201 from December 31, 2019.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($91) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $49 and $163, respectively), partially offset by the net increase in Partnership loans outstanding ($3) and redemption of limited partner, subordinated limited partner and general partner interests ($10, $37 and $53, respectively).  During each of the three and nine month periods ended September 25, 2020 and September 27, 2019, the Partnership retained 13.8% of income allocated to general partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements.  In the event of a partner’s death, the Partnership generally redeems the partner’s capital within nine months.  The Partnership has restrictions in place which govern the withdrawal of capital.  Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner.  The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership.  Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner.  The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of September 25, 2020
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,240	$539	$1,742	$3,521
Partnership capital owned by partners with individual loans	$314	$1	$884	$1,199
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	25%	0%	51%	34%

Individual loans:
Individual bank loans	$80	$—	$—	$80
Individual Partnership loans	—	1	362	363
Total individual loans	$80	$1	$362	$443
Individual loans as a percent of total Partnership capital	6%	0%	21%	13%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	100%	41%	37%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

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

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of September 25, 2020, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of September 25, 2020 or December 31, 2019.  In addition, the Partnership did not have any draws against these lines of credit during the three or nine month period ended September 25, 2020.

Cash Activity

As of September 25, 2020, the Partnership had $1,026 in cash and cash equivalents, $1,734 in securities purchased under agreements to resell, which generally have maturities of less than one week, and $500 in U.S treasuries. This totaled to $3,260 of Partnership liquidity as of September 25, 2020, a 20% increase from $2,707 at December 31, 2019.  The Partnership had $14,682 and $10,387 in cash and investments segregated under federal regulations as of September 25, 2020 and December 31, 2019, respectively, which was not available for general use. As of September 25, 2020, $8,697 of the cash and investments segregated under federal regulations balance consisted of U.S. treasuries, compared with $3,394 as of December 31, 2019.  Given global health, market, employment and economic uncertainty from COVID-19, the Partnership increased the proportion of U.S. treasuries to focus on principal protection of the portfolio.  There was an increase in cash and investments segregated under federal regulations, primarily due to an increase in cash held in clients' accounts, resulting in a corresponding increase in payables to clients. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 25,	December 31,
	2020	2019	% Change
U.S.:
Net capital	$1,259	$1,244	1%
Net capital in excess of the minimum required	$1,202	$1,188	1%
Net capital as a percentage of aggregate debit items	44.3%	44.2%	0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.8%	26.4%	-17%

Canada:
Regulatory risk-adjusted capital	$52	$40	30%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$41	$38	8%

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets, and actions of the U.S. Federal Reserve and/or central banks outside of the United States; (2) regulatory actions; (3) changes in legislation or regulation; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 27, 2020, June 26, 2020 and September 25, 2020. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

The continuing spread and evolution of COVID-19 and various governments’ responses to the pandemic have adversely affected the global economy and have resulted in significant uncertainty, which could negatively impact our future business operations and financial results.

The Partnership has several ongoing measures in response to COVID-19 to support the health and well-being of its clients, partners and associates, as well as measures to optimize firm resources and control costs, but cannot provide any assurance that such measures will be successful. While markets in the second and third quarters of 2020 experienced a significant rebound compared to the end of the first quarter of 2020, further economic or market events could negatively impact the Partnership's business operations and financial results in fiscal 2020.  The potential effects of the pandemic and interest rate reductions made in continued response to the pandemic on certain of the Partnership’s financial results

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.8 billion and $15.0 billion, respectively, for the nine month period ended September 25, 2020.  These margin receivables and investments earned interest at an average annual rate of approximately 417 and 48 basis points (4.17% and 0.48%), respectively, during the first nine months of 2020.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $118 million.  Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $20 million. A 100 basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero. Assuming interest rates and balances as of September 25, 2020 remain unchanged, the Partnership estimates that its net interest and dividends revenue could decline by approximately $140 for fiscal 2020 compared to fiscal 2019. Actual results likely will vary from those estimates and the variation could be material.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 25, 2020.

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

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II Item 1A – Risk Factors of the Quarterly Reports on Form 10-Q for the periods ended March 27, 2020 and June 26, 2020. The following risk factors supplement the risk factors in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business of the Partnership's Annual Report.

COVID-19 GLOBAL PANDEMIC — Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership may experience negative impacts to its business operations and financial results.

The spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets.  While markets in the second and third quarters of 2020 experienced a significant rebound compared to the end of the first quarter of 2020, the federal funds effective rate remains near zero, and further economic or market events could negatively impact the Partnership's business operations and financial results in fiscal 2020.  In particular, the Partnership may experience lower asset-based revenue due to declines in the market value of client assets on which asset-based revenue is earned and lower interest revenue due to decreases in the federal funds rate and increased fee waivers in order to maintain a positive client yield on the Money Market Fund.

In response to the COVID-19 global pandemic, the uncertainty of its duration and the potentially negative impacts on the Partnership's business operations and financial results, the Partnership has several ongoing measures to support the health and well-being of its clients and associates, as well as measures to optimize firm resources and control costs. The ongoing measures include, among other things, closure and phased reopening of branches to public access, establishing the technological capability for branches to serve clients remotely, as well as virtually all home-office associates working remotely with limited exceptions. Such remote work may limit financial advisors' ability to obtain new clients and maintain existing client relationships through face-to-face client interactions. Additionally, the Partnership has reduced hiring of new financial advisors in light of the COVID-19 pandemic, which may lower the Partnership's ability for growth. Slower growth rates in the number of financial advisors, client accounts and net new assets could have an adverse impact on revenue the Partnership receives from commissions and asset-based fees and on its results of operations.

Potentially lower asset-based fees and trade revenue resulting from the market uncertainty in response to COVID-19 could reduce commissions, bonuses, travel benefits and branch profitability for financial advisors. The effects of COVID-19 on financial advisor attrition are uncertain and cannot be reliably predicted; however, these potentially negative impacts to financial advisor compensation and benefits may result in increased financial advisor attrition. The Partnership may experience increased costs from providing temporary financial assistance to certain financial advisors in attempts to help support some financial advisors that may be experiencing financial hardship while also potentially mitigating heightened attrition rates.

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

On July 1, 2020, the Partnership announced it had submitted an application to the Federal Deposit Insurance Corporation (FDIC) and Utah Department of Financial Institutions (UDFI) to establish a Utah-chartered industrial bank subsidiary to be named Edward Jones Bank. The Partnership cannot reliably predict the timing of the application process, whether its application will be successful and, if so, on what terms and whether and to what extent an industrial bank would yield the anticipated benefits.  If the charter is granted, the Partnership expects to incur substantial start-up costs and commit a significant amount of capital to support the development and initial operations of the Edward Jones Bank.  Factors that could affect the profitability and success of Edward Jones Bank if the charter is granted include, but are not limited to, unanticipated additional costs, the need for additional capital support, significant delays, operational challenges, uncertain client demand, legislative changes and regulatory changes and oversight, any or all of which may adversely impact Edward Jones Bank's and the Partnership's results of operations, financial condition and liquidity.

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

3.15	*

Thirteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 18, 2020, incorporated by reference from Exhibit 3.15 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2020.

3.16	*

Fourteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 14, 2020, incorporated by reference from Exhibit 3.16 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2020.

3.17	*

Fifteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 29, 2020, incorporated by reference from Exhibit 3.17 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2020.

3.18	**	Sixteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 18, 2020.
3.19	**	Seventeenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 22, 2020.
4.1	*

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
November 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 4, 2020
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 4, 2020
Kevin D. Bastien