Form 10-K
period 2020-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2021-03-12
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 26, 2021 (most recent month end), 1,237,109 units of limited partnership interest (“Interests”) were outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

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

As of December 31, 2020, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada.  Edward Jones is a registered broker-dealer and investment adviser in the U.S. and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  JFC is the ultimate parent company of Edward Jones and is a holding company.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.

The Partnership strives to help serious, long-term investors achieve their financial goals by understanding their needs and implementing tailored solutions. Edward Jones aspires to provide goals-based advice to clients by understanding what is most important to clients and why, connecting advice to those goals, and is investing in strategic initiatives to enhance the client experience.

For financial information related to segments for the years ended December 31, 2020, 2019, and 2018, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements.

PART I

Item 1. Business, continued

Organizational Structure.

At December 31, 2020, the Partnership was organized as follows:

The Jones Financial Companies, L.L.L.P.
(Missouri)
Individual General, Subordinated & Limited Partners
100% Interest
JFC Holding Company, Inc.
(Missouri)
100% Interest
LHC, Inc.
(Missouri)
100% Interest
EDJ Holding Company, Inc.
(Missouri)
99% Limited Partner
1% General Partner
EDJ Leasing Co., L.P.
(Missouri)
1% General Partner
99% Limited Partner
Edward D. Jones & Co., L.P.
(Missouri)
The Registered Broker/Dealer
100% Interest
Edward Jones Trust Company
(a Federal Chartered Savings Association)
100% Interest
Olive Street Investment Advisers, LLC
(Missouri)
100% Interest
Passport Holdings LLC
(Missouri)
50.5% General Partner
49.5% Limited Partner
Passport Research, Ltd.
(Pennsylvania)
100% Interest
Edward Jones Insurance Agency of New Mexico, L.L.C.
(New Mexico)
100% Interest
Edward Jones Insurance Agency Holding, L.L.C.
(Missouri)
99% Interest
1% Interest
Edward Jones Insurance Agency of Massachusetts, L.L.C.
(Massachusetts)
100% Interest
California Agency Holding, LLC
(Missouri)
1% Interest
99% Interest
Edward Jones Insurance Agency of California, L.L.C.
(California)
100% Interest
Edward D. Jones & Co. Canada Holding Co., Inc.
(a Cdn. Corp.)
99% Limited Partner
1% General Partner
Edward Jones
(An Ont. Ltd. Ptnp.)
100% Interest
Edward D. Jones & Co. Agency Holding Co., Inc.
(A Cdn. Corp.)
100% Interest
Edward Jones Insurance Agency (Quebec) Inc.
(A Cdn. Corp.)
1% General Partner
99% Limited Partner
Edward Jones Insurance Agency
(An Ont. Ltd. Ptnp.)

See Exhibit 21.1 for a listing of the Partnership’s subsidiaries and affiliates.

Branch Office Network.  The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices.  The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch office administrators ("BOAs") located in the communities where clients live and work.  Financial advisors and BOAs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office.  The Partnership operated 15,361 branch offices as of December 31, 2020, primarily staffed by a single financial advisor and a BOA.  Of this total, the Partnership operated 14,667 branch offices in the U.S. (located in all 50 states) and 694 branch offices in Canada.

Governance.  Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors.  Moreover, none of its securities are listed on a securities exchange and therefore certain governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it.  Under the terms of the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's

PART I

Item 1. Business, continued

business.  Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners of JFC and the power to adjust the proportion of their respective interests in JFC.  As of December 31, 2020, JFC was composed of 24,020 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of December 31, 2020, 421 were general partners and 23,897 were limited partners, 2,782 of whom are also service partners, and 529 were subordinated limited partners. Each service partner must also be a financial advisor and a general partner or a limited partner. Service partners are financial advisors but not employees of the Partnership and do not hold capital interests in addition to their general, limited or subordinated limited partnership interests.   As of February 26, 2021, JFC was composed of 23,967 individual partners, of whom 586 were general partners and 23,839 were limited partners, 2,975 of whom are also service partners, and 570 were subordinated limited partners. The partner counts include all new partners admitted to each partnership class after year end. In 2021, all financial advisors serving as regional leaders who were not previously general partners became general partners.  See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source.  The following table sets forth the sources of the Partnership’s revenues for the past three years.  Due to the interdependence of the activities and departments of the Partnership’s business and the inherently subjective assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations.  Further information on revenue related to the Partnership’s segments is provided in Part II, Item 8 – Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ millions)	2020		2019		2018
Fee revenue
Asset-based fees	$7,515	74%	$6,778	71%	$6,075	71%
Account and activity fees	660	6%	674	7%	678	8%
Total fee revenue	8,175	80%	7,452	78%	6,753	79%
Trade revenue	1,719	17%	1,581	17%	1,462	17%
Interest and dividends	207	2%	416	4%	362	4%
Other revenue	64	1%	77	1%	17	<1
Total revenue	$10,165	100%	$9,526	100%	$8,594	100%

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

The Partnership formed the Bridge Builder® Trust (the "BB Trust") to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, to reduce the concentration of client investments in third party funds and to lower client investment management expenses. The BB Trust has eight active sub-advised mutual funds in its series available for Advisory Solutions clients. The BB Trust may add additional funds in the future, at its discretion.  Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC, is the investment

PART I

Item 1. Business, continued

adviser to the eight sub-advised mutual funds of the BB Trust and has primary responsibility for setting the overall investment strategies and for selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. The BB Trust pays Olive Street for performing investment advisory services and Olive Street pays fees to the sub-advisers of the funds in the BB Trust.  Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income.

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

Asset-based fee revenue also includes investment management fees earned by Passport Research, Ltd. ("Passport Research"), a wholly-owned subsidiary of Edward Jones, as the investment adviser to the Edward Jones Money Market Fund (the "Money Market Fund").

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

Significant Revenue Source

As of December 31, 2020, the Partnership distributed mutual funds for approximately 110 mutual fund companies.  One company, American Funds Distributors, Inc. and its affiliates, represented 13% of the Partnership’s total revenue for the year ended December 31, 2020.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

Client Strategies Group. The Partnership's Client Strategies Group focuses on ensuring clients are on track to achieve their financial goals through collaboration of marketing, advice and guidance, products, tools and solutions support. The division's role is to understand the needs of clients and investors, provide perspective and recommendations that align with the firm's investment philosophy and offer a broad supply of quality products, solutions and tools that enable branch teams to successfully deliver tailored advice to meet client needs.

PART I

Item 1. Business, continued

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

Competition.  The Partnership is subject to intense competition in all phases of its business from other securities firms, some of which are larger than the Partnership in terms of capital, brokerage volume and range of financial services.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice.  The Partnership also competes with firms of all sizes offering discount

PART I

Item 1. Business, continued

brokerage services, usually with lower levels of personalized service to individual clients, including major competitors that offer zero commissions for the purchases and sales of stocks, ETFs and other brokerage products.  Further, the financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings.  Clients are able to transfer their business to competing organizations at any time.  There is also intense competition among firms for financial advisors.  The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

Human Capital. The Partnership’s purpose is to partner for positive impact to improve the well-being of its clients and colleagues, and to better its communities and society. The Partnership's revenues are generated by our financial advisors and BOAs serving clients with the support of our home office associates. To have successful branch teams, the Partnership continually invests resources into supporting the one-on-one relationship between each branch team and each client. This single-minded focus is the heart of the Partnership's unique branch-team model that supports its client-first mission.

Development

Delivering on the client-first business model goes hand-in-hand with investing in training and development. The Partnership is committed to helping financial advisors, BOAs and home office associates on their career path, providing opportunities from formal training and coaching to mentoring programs, leadership opportunities and tuition reimbursement. Engagement and branch experience surveys are regularly conducted to listen to associates and branch teams to allow the Partnership to take timely actions to optimize their engagement, which helps the Partnership better serve each other and our clients.

The Partnership maintains a comprehensive training program for financial advisors which includes preparation for regulatory exams, on-line modules, concentrated instruction in a face-to-face or virtual classroom and on-the-job training in a branch office.  During the first phase, U.S. and Canada trainees study for and take the requisite examinations.  After passing the requisite examinations, trainees complete on-line modules and a comprehensive training program either virtually or in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations.  Branch training includes reviewing investments, compliance requirements and office procedures, understanding client needs, establishing a base of potential clients and serving clients. Multiple field-based leaders provide in-region mentorship, training and coaching to trainees to assist their assimilation into the firm and the industry. The Partnership offers ongoing training to financial advisors for the entirety of their careers. These training programs continue to focus on meeting client needs and effective management of the branch office.

Compensation

The Partnership values and respects the contributions of financial advisors, BOAs and home office associates and recognizes individual efforts through a compensation program that promotes a long-term career, financial security and well-being.  Employee compensation consists of a base pay with a bonus program and retirement plan for eligible employees. Financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. The retirement plan consists of a profit-sharing contribution tied to the Partnership's profitability and a 401(k) contribution. The Partnership also makes a significant investment in subsidizing health and wellness benefits to offer full-time associates access to a benefit plan with the opportunity to earn medical plan premium discounts.  Additionally, in response to the ongoing coronavirus (COVID-19) pandemic, the Partnership offered and continues to offer additional paid time off to associates personally affected by COVID-19 and a medical plan that includes coverage for COVID-19 related testing, vaccinations and treatment.

The Partnership considers itself to have good employee relations and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, and benefit plans, are competitive with those offered by other firms principally engaged in the securities business.

PART I

Item 1. Business, continued

Diversity and Inclusion

Inclusive behavior and inclusive leadership are woven into the fabric of the Partnership's core values.  Leaders are held accountable for creating an inclusive environment, to ensure the focus on inclusion, diversity and belonging does not waver.  Financial advisors also take on inclusion leader roles in their geographic areas and develop a tailored plan which supports the growth, performance, engagement and leadership development of women and diverse financial advisors within their specific markets.  In addition, the Partnership has several Business Resource Groups comprised of associates and leaders who volunteer to support inclusion and diversity efforts, including, among others, Black/African Americans, LGBT+ and Young Professionals. Members regularly meet to cultivate relationships, generate ideas, and develop strategies to build and retain an inclusive workforce.  The Partnership has an Inclusion and Diversity Mentoring Program which is a resource for the professional and personal growth of all associates and helps create relationships across all dimensions of diversity.

Financial Advisors

The Partnership remains committed to financial advisor growth to continue to serve existing clients and future clients and create a positive impact in our communities. However, in response to the COVID-19 pandemic during 2020, the Partnership implemented measures to optimize firm resources and control costs, including a temporary pause on the recruitment of non-licensed financial advisors. This may have an ongoing impact on the financial advisor growth rate in 2021. Despite the temporary hiring pause, the Partnership grew the number of financial advisors 3% to 19,225 in 2020 compared to 2019. The Partnership monitors financial advisor attrition rates. In 2020, the financial advisor attrition rate was 6.7%, a decrease from 8.8% in 2019.

The Partnership plans to continue to grow its impact by focusing on hiring both experienced financial advisors and non-licensed candidates in future periods and increasing the number of clients and communities it serves. Currently, the Partnership is gradually restarting hiring to enable it to prioritize support for all financial advisors, which may result in fewer financial advisors hired than historically experienced. The Partnership is committed to an innovative and intentional strategy that offers a plan and resources for both current financial advisors and new hires. Additionally, the Partnership continues to make investments in virtual business enablement tools to help its branch teams be successful with the ongoing limitations on in-person client prospecting and consultations.

As of December 31, 2020, the Partnership had approximately 50,000 full-time and part-time employees and partners, including its 19,225 financial advisors.  The Partnership’s financial advisors are employees or partners of the Partnership.  Service partners are financial advisors, but not employees of the Partnership.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In 2020, the average number of home office associates and BOAs per 100 financial advisors decreased 5% and 4%, respectively. The operating expenses per financial advisor decreased 9% compared to 2019.

Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about these key metrics and historical growth and attrition rates for financial advisors.

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

PART I

Item 1. Business, continued

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

As an investment dealer registered in all provinces and territories of Canada, the Partnership's Canada broker-dealer subsidiary is subject to provincial, territorial and federal laws.  All provinces and territorial jurisdictions have established securities administrators to administer securities laws.  The Partnership's Canada broker-dealer subsidiary is also subject to the regulation of the Canada SRO, the Investment Industry Regulation Organization of Canada ("IIROC"), which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada.  IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

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

Employees and partners of the Partnership in the U.S. are bonded under a blanket fidelity bond.  The Partnership has an aggregate annual coverage of $50,000,000 subject to deductibles.  Employees and partners of the Partnership in Canada are bonded under a blanket policy as required by IIROC.  The Partnership has an annual aggregate amount of coverage in Canada of C$50,000,000 with a per occurrence limit of C$25,000,000, subject to a deductible.

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

Uniform Net Capital Rule.  As a result of its activities as a U.S. broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule 15c3-1 (“Uniform Net Capital Rule”) of the Exchange Act which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients.  The Uniform Net Capital Rule provides for two methods of computing net capital.  Edward Jones has adopted what is generally referred to as the alternative method.  Minimum required net capital under the alternative method is equal to the greater of $250,000 or 2% of the aggregate debit items, as defined under the Customer Protection Rule.  The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned.  Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation.  Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

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

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance"). As a U.S. broker-dealer, Edward Jones is subject to Regulation Best Interest, which establishes a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest. Edward Jones is also subject to the SEC rule requiring registered investment advisers and broker-dealers to deliver a Form CRS Relationship Summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history. The SEC has also issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser." Edward Jones has implemented measures to comply with the Rules and Guidance as of their June 30, 2020 compliance date.

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

The coronavirus (COVID-19) pandemic and the global governmental response, vaccine distribution, and related impact on society and the economy have resulted in significant uncertainty in the global economy and volatility in financial markets. Further economic and market events related to COVID-19 could negatively impact our future business operations and financial results.

The Partnership has several ongoing measures in response to COVID-19 to support the health and well-being of its clients, partners and associates, and may implement additional measures in response to further economic or market events, but cannot provide any assurance that such measures will be successful. Potential effects of the pandemic and the resulting low interest rate environment on certain of the Partnership’s financial results have been disclosed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, actual results with respect to such items may vary from expectations and the variation could be material. Accordingly, you should not rely on these descriptions because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.

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

PART I

Item 1A. Risk Factors, continued

RISKS RELATED TO THE PARTNERSHIP’S BUSINESS

Risks Related to Economic and Market Conditions and Events

COVID-19 GLOBAL PANDEMIC — Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership may experience negative impacts to its business operations and financial results.

The spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets.  Additionally, the federal funds rate remains near zero. Further economic or market events and the low interest rate environment could negatively impact the Partnership's business operations and financial results.  In particular, the Partnership may experience lower asset-based revenue due to declines in the market value of client assets on which asset-based revenue is earned and increased fee waivers in order to maintain a positive client yield on the Money Market Fund due to decreases in the federal funds rate. The Partnership may also experience lower interest revenue due to the ongoing low interest rate environment.

In response to the COVID-19 global pandemic, the uncertainty of its duration and the potentially negative impacts on the Partnership's business operations and financial results, the Partnership has several ongoing measures to support the health and well-being of its clients, partners and associates. The ongoing measures include, among other things, closure and phased reopening of branches to public access, establishing the technological capability for branches to serve clients remotely, virtually all home office associates working remotely with limited exceptions, temporary financial support for certain financial advisors, additional paid time off and medical plan benefits for associates related to COVID-19, and a travel halt. The ongoing remote work may limit financial advisors' ability to obtain new clients and maintain existing client relationships through face-to-face client interactions.

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

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, governmental shutdown, trade tensions and disputes, global economic slowdown, widespread health epidemics or pandemics, natural disasters, terrorist attacks, war, changes in local and national economic, social and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, and institutional failures could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue, and a decrease in the market value of assets would have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets. A market decline could have a greater negative impact on revenues and profitability than experienced in prior years due to the increasing proportion of asset-based revenues. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade and

PART I

Item 1A. Risk Factors, continued

asset-based fee revenue, decreased margins and losses in firm inventory and investment accounts. Current and potential market changes to fee structures in the mutual funds industry have resulted in and may continue to result in decreased margins and therefore lower revenues. In the event of a significant reduction in revenues, and depending on the amount of fixed financial advisor compensation at that time, the Partnership could experience a material adverse impact on the profitability of the Partnership.

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

All aspects of the Partnership’s business are highly competitive. The Partnership competes for clients and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies. Some of these organizations have greater capital and additional resources, and some entities offer a wider range of financial services. Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and financial services, and more competitive pricing. The Partnership continues to compete with firms of all sizes offering discount brokerage services, usually with lower levels of personalized service to individual clients, including major competitors that offer zero commissions for the purchases and sales of stocks, ETFs and other brokerage products. The Partnership currently charges clients a commission for the purchase and sale of similar products. Existing and future clients may seek lower cost options, which may significantly reduce Partnership's trade revenue for the purchase and sale of brokerage products in the future.

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

Competition among financial services firms also exists for financial advisors and other personnel. The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain and motivate current employees. The Partnership plans to continue to grow its impact by focusing on hiring both experienced financial advisors and non-licensed candidates in future periods and increasing the number of clients and communities it serves. Currently, after lifting a temporary hiring pause in response to COVID-19, the Partnership is gradually restarting hiring to enable it to prioritize support for all financial advisors. This may result in fewer financial advisors hired than historically experienced, which could impact the Partnership's number of client accounts and net new assets and could have an adverse impact on its results of operations. Additionally, the Partnership's business is dependent on financial advisors' ability to compete for clients in order to attract and retain clients and clients' assets. If the

PART I

Item 1A. Risk Factors, continued

Partnership’s profitability decreases, then bonuses paid to financial advisors and other personnel, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. Additionally, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.

The current U.S. federal tax laws generally create favorable tax treatment for owners of pass-through entities with taxable income. However, many of the Partnership's financial advisors are employees and do not qualify for the favorable tax treatment. Further, the tax laws limit the deductibility of certain business expenses. As a result, the Partnership's ability to recruit and retain financial advisors against certain competitor models could be impacted.

The competitive pressure the Partnership experiences could have an adverse effect on its business, results of operations, financial condition and cash flow. For additional information, see Part I, Item 1 – Business – Business Operations – Competition.

INTEREST RATE ENVIRONMENT — The Partnership’s profitability could be negatively impacted by a continued low or a negative interest rate environment.

The Partnership has been and continues to be exposed to risk from changes in interest rates, as the federal funds rate remains near zero. The significant decline in interest rates in 2020 has negatively impacted and could continue to negatively impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term investments. Additionally, the low interest rate environment has and could continue to have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients.

The Partnership's revenue earned from certain cash solutions products has been negatively impacted and could continue to be negatively impacted by the low interest rate environment, which may reduce asset-based fee revenue. Further, in low interest rate environments the Partnership waives certain fees to maintain a positive client yield, and the amount of waivers has significantly increased due to the ongoing low interest rate environment, which could continue to negatively impact asset-based fee revenue.

Although the Partnership does not currently expect a sustained negative interest rate environment, if that were to occur, the Partnership's profitability could be negatively impacted by reductions in asset-based fee revenue earned from the Partnership's cash solutions products, additional costs with third parties to hold both firm and client cash deposits, and potential additional expenditures related to cash solutions products.

Risks Related to Legal and Regulatory Matters

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

PART I

Item 1A. Risk Factors, continued

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

Canadian Securities Administrators ("CSA") Amendments.  On October 3, 2019, the CSA finalized amendments (the "Client Focused Reforms") to National Instrument 31-103, "Registration Requirements, Exemptions and Ongoing Registrant Obligations."  The Client Focused Reforms, many of which are similar to the SEC's Rules and Guidance (see Part I, Item 1 – Business – Regulation), make changes to the registrant conduct requirements applicable to the Partnership’s Canada broker-dealer subsidiary.  The amendments will become effective over a two-year phased implementation, concluding December 31, 2021. The Partnership is continuing to dedicate significant resources to interpret and address the Client Focused Reforms, to identify any potential changes to be made by the phased compliance dates and to assess the potential impact on the Partnership's business.

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

DOL Prohibited Transaction Exemption ("PTE").  On February 16, 2021, the DOL's PTE on Improving Investment Advice for Workers and Retirees became effective.  The PTE provides a means for financial advisors and their firms to receive certain payments even if they are deemed a fiduciary under applicable guidance for purposes of ERISA and retirement accounts.  The Partnership is currently examining what measures would need to be taken to utilize the PTE and what its potential impact would be on the Partnership's business.

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

PART I

Item 1A. Risk Factors, continued

Risks Related to Human Capital

INABILITY TO RETAIN FINANCIAL ADVISORS OR GROW THE NUMBER OF FINANCIAL ADVISORS — If the Partnership experiences attrition rates of its financial advisors that are higher than its expectations or is unable to grow the number of financial advisors or develop and support its financial advisors, the Partnership may not be able to maintain or increase its operating results or grow the firm's impact on clients and communities.

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

Historically, during times of market volatility and industry change, it is more difficult for the Partnership to attract qualified applicants for financial advisor positions. In addition, the Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors. During times of market volatility and industry change, current financial advisors may be less effective in recruiting potential new financial advisors through referrals. There can be no assurance that the Partnership will be able to grow or maintain its current number of financial advisors.

The Partnership's growth and retention of client accounts, as well as the gathering of new assets, are affected by retention and growth in the number of financial advisors. While the Partnership plans to continue to grow the number of financial advisors in future periods, it intends to focus on the support and resources that our existing and new financial advisors need to be successful and to grow their practices to serve current and future clients with impact, which may result in slower growth rates than historically experienced. Slower growth rates in the number of financial advisors, client accounts and net new assets could have an adverse impact on revenue the Partnership receives from commissions and asset-based fees and on its results of operations.

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

Risks Related to Liquidity and Capital

LIQUIDITY — The Partnership’s business in the securities industry requires that sufficient liquidity be available to maintain its business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to the Partnership’s business. A tight credit market could have a negative impact on the Partnership’s ability to maintain sufficient liquidity to meet its working capital needs. Short-term and long-term financing are two sources of liquidity that could be affected by a tight credit market. In a tight credit market, lenders may reduce their lending to borrowers, including the Partnership. There is no assurance that financing will be available at attractive terms, or at all, in the future. Additionally, the Partnership's access to funds held at the broker-dealer is subject to regulatory capital requirements and may require approval from regulators. A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.

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

Item 1A. Risk Factors, continued

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

Pursuant to the Customer Protection Rule, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients. Banking regulations may also impact the Partnership's ability to continue to find financial institutions at which to place those segregated client funds and earn a reasonable rate of return on those funds. Additionally, the Partnership has significantly increased its investments in U.S. treasuries to help facilitate cash management for the firm and regulatory reserve requirements for its clients. In the event of a significant and sudden change to the customer reserve requirements, the Partnership may experience liquidity restraints and have to sell the investments at a loss, which may negatively impact the Partnership's profitability.

In the U.S., Edward Jones may be required to restrict its withdrawal of Partnership capital in order to meet its net capital requirements. In addition to the regulatory requirements applicable to Edward Jones, Edward Jones Trust Company and the Partnership's Canada broker-dealer subsidiary are subject to regulatory capital requirements in the U.S. and in Canada, respectively. Failure by the Partnership to maintain the required regulatory capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation.

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

Risks Related to Business Operations

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

PROPRIETARY MUTUAL FUNDS — The Partnership’s business may be affected by operational risks, investment performance and the heightened regulatory requirements it faces as a result of sponsoring proprietary mutual funds and managing sub-advisers and other third-party service providers.

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

The Partnership has engaged in significant technology initiatives and expects to continue to do so in the future, which may result in a significant increase in costs that may adversely impact the Partnership's profitability. Such initiatives are not only necessary to better meet the needs of and add value for the Partnership’s clients, but also to satisfy new industry standards and practices, anticipate industry and competitive changes, better secure the transmission of clients’ information on the Partnership’s systems, enhance support for a continued remote workforce in response to the ongoing COVID-19 pandemic and improve operational efficiency. With any major system replacement, there will be a period of education and adjustment for the branch and home office associates utilizing the system. Following any upgrade or replacement, if the Partnership’s systems or equipment do not operate properly, are disabled or fail to perform due to

PART I

Item 1A. Risk Factors, continued

increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, the inability of the Partnership’s systems to accommodate a significant increase in volume of transactions also could constrain its ability to expand its business.

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

If a security breach were to occur, such an event could substantially disrupt the Partnership’s business by jeopardizing the Partnership’s, its clients’ or third parties’ confidential information or causing interruptions or malfunctions in the Partnership’s or third parties’ operations. In order to serve clients, the Partnership maintains personal information about current, former and prospective clients, partners and associates that is subject to various laws and regulations. Security breaches of this type of information could subject the Partnership to significant liability and expenses that may not be covered by insurance. In addition, the Partnership’s reputation and business may suffer if such clients or associates experience data or financial loss from a significant security breach.

CANADA OPERATIONS — The Partnership has made, and may be required to continue to make, substantial investments to support its Canada operations, which have not yet achieved profitability.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. Canada operations have operated at a substantial deficit from inception. The Partnership intends to continue to operate in Canada, which may require substantial additional investments in its Canada operations to address short-term liquidity, capital, or expansion needs. The Partnership has initiatives in place designed to accomplish the objectives of increasing revenue, controlling expenses and growing the number of financial advisors in order to achieve profitability in Canada. Even though client assets under care in Canada have grown, the Partnership has not historically been able to grow the number of financial advisors and client assets under care to a level that would result in achieving its objectives. There is no assurance Canada operations will ultimately become profitable. For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements.

INTENT TO PURSUE A BANK — The Partnership's application to obtain an industrial bank charter may not be successful; and if the charter is granted, the Partnership would be subject to additional risks related to capital and other costs to establish and maintain the bank, additional regulatory oversight, potential legislative changes and uncertainty of obtaining the anticipated benefits.

On July 1, 2020, the Partnership announced it had submitted an application to the FDIC and Utah Department of Financial Institutions to establish a Utah-chartered industrial bank subsidiary to be named Edward Jones Bank. The Partnership cannot reliably predict the timing of the application process, whether its application will be successful and, if so, on what terms and whether and to what extent an industrial bank would yield the anticipated benefits.  If the charter is granted, the Partnership expects to incur substantial start-up costs and commit a significant amount of capital to support the development and initial operations of Edward Jones Bank.  Factors that could affect the profitability and success of Edward Jones Bank if the charter is granted include, but are not limited to, unanticipated additional costs, the need for additional capital support, operational challenges, uncertain client demand, legislative changes and regulatory changes and oversight, any or all of which may adversely impact Edward Jones Bank's and the Partnership's results of operations, financial condition and liquidity.

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

The Managing Partner has the ability, in his or her sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 million of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership issued approximately $380 million, $1 million and $3 million of Interests under the 2018 Plan in early 2019, 2020, and 2021, respectively. The remaining $66 million of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future. Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

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

In 2020, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2021 is expected to remain at a similar level as 2020. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

Item 1A. Risk Factors, continued

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona.  As of December 31, 2020, the Partnership had 13 home office buildings. One office and the land for the Tempe, Arizona campus location are leased through an operating lease, and the remaining 12 buildings are owned by the Partnership.  The Partnership also leases its Canada home office facility in Mississauga, Ontario through an operating lease.

The Partnership also maintains facilities in 15,361 branch locations as of December 31, 2020, which are located in the U.S. and Canada and are predominantly rented under cancelable leases.  See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 3 and 17 to the Consolidated Financial Statements for information regarding lease liabilities and related party transactions, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements for information regarding the Partnership's legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given).  As of February 26, 2021, the Partnership had 23,839 limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data from the audited financial statements.

Summary Consolidated Statements of Income Data:

	For the years ended December 31,
($ millions, except per unit information and units outstanding)	2020	2019	2018	2017	2016

Net revenue	$10,063	$9,369	$8,469	$7,506	$6,557

Income before allocations to partners	$1,285	$1,092	$990	$872	$746

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$147.81	$132.22	$128.13	$121.15	$110.55

Weighted average $1,000 equivalent limited partnership units outstanding	1,242,781	1,256,459	889,502	896,566	908,919

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income.  See Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements for further discussion.

Summary Consolidated Statements of Financial Condition Data:

	As of December 31,
($ millions)	2020	2019	2018	2017	2016

Total assets	$28,320	$19,317	$15,815	$17,176	$19,424

Other liabilities exclusive of partnership capital subject to mandatory redemption	$24,731	$15,953	$12,960	$14,381	$16,790

Partnership capital subject to mandatory redemption	3,589	3,364	2,855	2,795	2,634

Total liabilities	$28,320	$19,317	$15,815	$17,176	$19,424

Effective January 1, 2019, the Partnership adopted ASC 842, Leases ("ASC 842"), which requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease right-of-use assets and lease liabilities.  Adoption of the new standard reduces the comparability of the Summary Consolidated Statements of Financial Condition from 2020 and 2019 to the other years presented within the summary above. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 1 and 3 to the Consolidated Financial Statements for further discussion.

PART I

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership.  Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For discussions surrounding the earliest of the three years presented below, refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019. All amounts are presented in millions, except as otherwise noted.

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

COVID-19

In the second half of March 2020, markets and interest rates experienced sudden declines due to the global uncertainty from the COVID-19 pandemic. While the federal funds rate remains near zero, markets during 2020 experienced a significant rebound compared to the end of the first quarter of 2020. However, the full extent of the pandemic and the global governmental response, vaccine distribution, and related impact on society and the economy are not yet known, and further economic or market events could negatively impact the Partnership's financial results in future periods.

The Partnership has several ongoing measures in response to COVID-19 to support the health and well-being of its clients, partners and associates. The ongoing measures include, among other things, closure and phased reopening of branches to public access, establishing the technological capability for branches to serve clients remotely, virtually all home office associates working remotely with limited exceptions, temporary financial support for certain financial advisors, additional paid time off and medical plan benefits for associates related to COVID-19, and a travel halt. The Partnership is continuing to assess these and other existing measures adopted in response to the COVID-19 pandemic and may consider additional potential measures in response to further economic or market events.  Further, in response to COVID-19, the Partnership continues to review its business continuity plans and has had ongoing conversations with third-party providers to ensure the viability of their business operations supporting the Partnership.  The Partnership has not experienced any significant disruptions in providing services to clients.

In 2020, the Partnership also implemented temporary measures to optimize firm resources and control costs in response to COVID-19 that it has since discontinued, including hiring reductions, wage freezes for certain associates, and a pause on certain strategic firm initiatives and new branch and home office real estate projects. The impact of COVID-19, as well as the Partnership's response to it, continues to evolve and is uncertain.

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

	For the years ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue:
Fee revenue:
Asset-based	$7,515	$6,778	$6,075	11%	12%
Account and activity	660	674	678	-2%	-1%
Total fee revenue	8,175	7,452	6,753	10%	10%
% of net revenue	81%	80%	80%
Trade revenue	1,719	1,581	1,462	9%	8%
% of net revenue	17%	17%	17%
Net interest and dividends	105	259	237	-59%	9%
Other revenue	64	77	17	-17%	353%
Net revenue	10,063	9,369	8,469	7%	11%
Operating expenses	8,778	8,277	7,479	6%	11%
Income before allocations to partners	$1,285	$1,092	$990	18%	10%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$114	$118	$112	-3%	5%
Advisory programs ($ billions)	$41	$31	$41	32%	-24%
Client households at year end	5.7	5.5	5.3	4%	4%
Net new assets for the year ($ billions)(2)	$66	$64	$65	3%	-2%
Client assets under care:
Total:
At year end ($ billions)	$1,546	$1,349	$1,103	15%	22%
Average ($ billions)	$1,354	$1,238	$1,144	9%	8%
Advisory programs(3):
At year end ($ billions)	$560	$456	$354	23%	29%
Average ($ billions)	$471	$408	$361	15%	13%
Financial advisors (actual):
At year end	19,225	18,704	17,615	3%	6%
Average	19,116	18,171	16,864	5%	8%
Attrition %(4)	6.7%	8.8%	7.4%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	30,606	28,538	23,327	7%	22%
Average for year	26,897	26,367	25,054	2%	5%
S&P 500 Index (actual):
At year end	3,756	3,231	2,507	16%	29%
Average for year	3,218	2,912	2,746	11%	6%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.
(3)	2018 assets under care were reclassified to conform to current year presentation.
(4)	Attrition % represents the number of financial advisors that left the firm during the year compared to the total number of financial advisors as of year end.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2020 versus 2019 Overview

The Partnership ended 2020 with a 3% increase in both financial advisors and net new assets to 19,225 and $66 billion, respectively, compared to 2019. Average client assets under care increased 9% in 2020 to $1,354 billion, due to increases in the market value of client assets and net new assets gathered during 2020 compared to 2019. Advisory programs' average assets under care increased 15% in 2020 to $471 billion due to the continued investment of client assets into advisory programs and higher average market levels compared to 2019.

Net revenue increased 7% to $10,063 in 2020 compared to 2019.  Results reflected an 11% increase in asset-based fee revenue, primarily due to the cumulative impact of net asset inflows into advisory programs in both 2020 and 2019, as well as average market increases. The increase in net revenue also reflected 9% growth in trade revenue due to an increase in the overall margin earned. The increase in net revenue was partially offset by the decrease in net interest and dividends revenue. Net interest and dividends revenue decreased due to the low interest rates throughout most of 2020 compared to 2019.

Operating expenses increased 6% to $8,778 in 2020 compared to 2019, primarily due to an increase in compensation and benefits expense, partially offset by a decrease in other operating expenses primarily as a result of reductions in the following areas: discretionary spending, travel, legal, strategic firm initiatives and real estate projects. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased primarily due to higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $1,285, an 18% increase from 2019.

Given the global health, market, employment and economic uncertainty of the COVID-19 pandemic, the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results, including how its clients, their trading activity, the financial markets or government regulators will respond to such uncertainty. As a result, the pandemic's effects on trade revenue are uncertain, and further economic or market events could have a negative impact. In addition, the pandemic's potential effects on the economy, market volatility and the Partnership's current and prospective clients could result in a reduction in client assets under care and slower net new asset growth, which could negatively impact future asset-based fee revenue.

Based on current information and if interest rates remain at record low levels, the Partnership expects lower net interest and dividends revenue in the first quarter of 2021 compared to the first quarter of 2020.

The Partnership continues to assess its response to the COVID-19 pandemic. In the event the Partnership begins to experience adverse impacts in response to further economic or market events, the Partnership may consider resuming or adopting measures to reduce future operating expenses.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 10% in 2020 to $8,175.  A discussion of fee revenue components follows.

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Fee Revenue:
Asset-based fee revenue:
Advisory programs fees	$5,537	$4,810	$4,214	15%	14%
Service fees	1,387	1,329	1,305	4%	2%
Other asset-based fees	591	639	556	-8%	15%
Total asset-based fee revenue	$7,515	$6,778	$6,075	11%	12%
Account and activity fee revenue:
Shareholder accounting service fees	424	432	432	-2%	—
Other account and activity fees	236	242	246	-2%	-2%
Total account and activity fee revenue	660	674	678	-2%	-1%
Total fee revenue	$8,175	$7,452	$6,753	10%	10%

Related metrics:
Average U.S. client asset values ($ billions)(1,2):
Mutual fund assets held outside of advisory programs	$467.6	$424.7	$404.9	10%	5%
Advisory programs	463.9	402.2	356.7	15%	13%
Insurance	77.2	74.8	74.6	3%	—
Cash solutions	40.1	33.1	27.4	21%	21%

Shareholder accounting holdings serviced	30.9	29.1	27.8	6%	5%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for each of the periods presented.
(2)	2018 asset values were reclassified to conform to current year presentation.

2020 vs. 2019

Overall asset-based fee revenue increased 11% to $7,515 in 2020 compared to 2019, primarily due to a 15% increase in revenue from advisory programs fees. Growth in advisory programs fees was due to the continued investment of client assets in advisory programs and higher average market levels in 2020. The decrease in other asset-based fee revenue in 2020 reflected declines in cash solutions revenue, primarily from increased fee waivers in order to maintain a positive client yield on the Money Market Fund following the decrease in the federal funds rate to near zero in March 2020.  If interest rates remain at record low levels, the Partnership expects to continue to incur fee waivers in order to maintain a positive client yield on the Money Market Fund, thereby reducing other asset-based fee revenue.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 9% to $1,719 during 2020. A discussion of trade revenue components follows.

	Years Ended December 31,						% Change
	2020		2019		2018		2020 vs. 2019	2019 vs. 2018
Trade revenue:
Commissions revenue:
Mutual funds	$711		$675		$535		5%	26%
Equities	681		484		497		41%	-3%
Insurance products and other	268		316		288		-15%	10%
Total commissions revenue	1,660		1,475		1,320		13%	12%
Principal transactions	59		106		142		-44%	-25%
Total trade revenue	$1,719		$1,581		$1,462		9%	8%

Related metrics:
Client dollars invested ($ billions)(1):
Equities	$46	40%	$30	26%	$32	29%	53%	-6%
Mutual funds	41	36%	37	31%	26	23%	11%	42%
Insurance products and other	6	5%	6	5%	6	5%	—	—
Principal transactions	21	19%	45	38%	48	43%	-53%	-6%
Total client dollars invested	$114	100%	$118	100%	$112	100%	-3%	5%

Margin per $1,000 invested	$15.0		$13.4		$13.1		12%	2%
U.S. business days	253		252		251		—	—

(1) Percentages represent client dollars invested in each product as a percent of total client dollars invested.

2020 vs. 2019

The increase in trade revenue in 2020 was due to an increase in commissions revenue, partially offset by a decrease in principal transactions revenue. Commissions revenue increased primarily due to higher overall margins from a change in product mix with a higher proportion of client dollars invested in equities and mutual funds, which earn higher margins than principal transaction products, although margins on mutual funds and equities have been decreasing due to changes in the mutual fund fee structures and higher volume equity trades. Principal transactions revenue decreased as a result of a decrease in client dollars invested, due to the decline in interest rates on those products during 2020 compared to the prior year. The increase in trade revenue also reflected significant increases in first quarter trade revenue as the Partnership experienced a significant increase in client dollars invested in equities due to lower securities prices as global markets became increasingly volatile in the second half of March 2020 due to the uncertainties surrounding the impacts of COVID-19.

Net Interest and Dividends

Net interest and dividends revenue decreased 59% to $105 in 2020 due to interest rates remaining at record low levels since the Federal Reserve cut the federal funds rate to near zero in March 2020. Despite increases in short-term investment balances, interest revenue decreased due to the lower federal funds rate compared to the prior year. Interest revenue also decreased due to lower interest earned on lower client margin balances. The decrease in interest revenue was partially offset by a decrease in customer credit interest expense in 2020 compared to 2019. The majority of interest expense in 2020 consisted of the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners. The 7.5% rate is fixed and is not impacted by the low interest rate environment.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Based on current information and if interest rates remain at record low levels, the Partnership expects lower net interest and dividends revenue in the first quarter of 2021 compared to the first quarter of 2020.

Operating Expenses

Operating expenses increased 6% in 2020 to $8,778, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating expenses:
Compensation and benefits:
Financial advisor	$4,169	$3,874	$3,558	8%	9%
Home office and branch	1,603	1,546	1,437	4%	8%
Variable compensation	1,414	1,118	998	26%	12%
Total compensation and benefits	7,186	6,538	5,993	10%	9%
Occupancy and equipment	522	499	448	5%	11%
Communications and data processing	413	392	338	5%	16%
Fund sub-adviser fees	187	159	132	18%	20%
Professional and consulting fees	109	113	87	-4%	30%
Advertising	67	96	92	-30%	4%
Postage and shipping	50	56	55	-11%	2%
Other operating expenses	244	424	334	-42%	27%
Total operating expenses	$8,778	$8,277	$7,479	6%	11%

Related metrics (actual):
Number of branches:
At year end	15,361	15,044	14,172	2%	6%
Average	15,307	14,636	13,828	5%	6%
Financial advisors:
At year end	19,225	18,704	17,615	3%	6%
Average	19,116	18,171	16,864	5%	8%
Branch office administrators(1):
At year end	16,723	16,958	16,221	-1%	5%
Average	16,799	16,670	15,867	1%	5%
Home office associates(1):
At year end	6,954	7,049	6,830	-1%	3%
Average	7,001	6,979	6,733	—	4%
Home office associates(1) per 100 financial advisors (average)	36.6	38.4	39.9	-5%	-4%
Branch office administrators(1) per 100 financial advisors (average)	87.9	91.7	94.1	-4%	-2%
Operating expenses per financial advisor (average)(2)	$157,355	$172,032	$165,500	-9%	4%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2020 vs. 2019

The increase in operating expenses in 2020 was primarily due to compensation and benefits expense (described below) increasing 10% to $7,186 in 2020. This increase is partially offset by a decrease in other operating expenses in 2020 primarily as a result of reductions in the following areas: discretionary spending, travel, legal, strategic firm initiatives and real estate projects.

Financial advisor compensation and benefits expense increased 8% in 2020 due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 4% in 2020, primarily due to higher wages.  The average number of the Partnership’s home office associates slightly increased in 2020 compared to 2019, and the average number of branch office administrators ("BOAs") increased 1% in 2020 compared to 2019.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 26% to $1,414 in 2020 due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. Given the uncertainty of the ongoing impacts of COVID-19, the Partnership cannot reliably predict their effects on future profitability and variable compensation.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In 2020 the average number of home office associates and BOAs per 100 financial advisors decreased 5% and 4%, respectively. The operating expenses per financial advisor decreased 9%, due to a decrease in operating expenses (excluding financial advisor compensation, variable compensation and fund sub-advisor fees) and an increase in financial advisors.

The Partnership remains committed to financial advisor growth to continue to serve existing clients and future clients and create a positive impact in our communities. However, in response to the COVID-19 pandemic during 2020, the Partnership implemented measures to optimize firm resources and control costs, including a temporary pause on the recruitment of non-licensed financial advisors. Despite the temporary hiring pause, the Partnership grew the number of financial advisors 3% to 19,225 in 2020 compared to 2019.

The Partnership plans to continue to grow its impact by focusing on hiring both experienced financial advisors and non-licensed candidates in future periods and increasing the number of clients and communities it serves. Currently, the Partnership is gradually restarting hiring to enable it to prioritize support for all financial advisors, which may result in fewer financial advisors hired than historically experienced. The Partnership is committed to an innovative and intentional strategy that offers a plan and resources for both current financial advisors and new hires. Additionally, the Partnership continues to make investments in virtual business enablement tools to help its branch teams be successful with the ongoing limitations on in-person client prospecting and consultations.

Due to the uncertainty of the impacts of COVID-19 throughout the year, the Partnership implemented measures to support the health and well-being of its clients and associates, as well as measures to optimize firm resources and control costs. The measures included a temporary hiring reduction, decreased discretionary spending and a travel halt, which helped increase the Partnership's profitability in 2020 compared to 2019. The Partnership continues to assess the measures adopted in response to the COVID-19 pandemic.

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada.  Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations.  The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented.  Pre-variable income represents income before variable compensation expense and before allocations to partners.  This is consistent with how management views the segments

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

to assess performance.  COVID-19 is a global pandemic that has resulted in significant uncertainty; however, based on current information, the Partnership expects COVID-19 to impact the future financial results of the segments similarly.  The following table shows financial information for the Partnership’s reportable segments.

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net revenue:
U.S.	$9,805	$9,127	$8,233	7%	11%
Canada	258	242	236	7%	3%
Total net revenue	10,063	9,369	8,469	7%	11%

Operating expenses (excluding variable compensation):
U.S.	7,132	6,933	6,261	3%	11%
Canada	232	226	220	3%	3%
Total operating expenses	7,364	7,159	6,481	3%	10%

Pre-variable income:
U.S.	2,673	2,194	1,972	22%	11%
Canada	26	16	16	63%	—
Total pre-variable income	2,699	2,210	1,988	22%	11%

Variable compensation:
U.S.	1,385	1,094	975	27%	12%
Canada	29	24	23	21%	4%
Total variable compensation	1,414	1,118	998	26%	12%

Income (loss) before allocations to partners:
U.S.	1,288	1,100	997	17%	10%
Canada	(3)	(8)	(7)	63%	-14%
Total income before allocations to partners	$1,285	$1,092	$990	18%	10%

Client assets under care ($ billions):
U.S.
At year end	$1,514.0	$1,320.5	$1,080.3	15%	22%
Average	$1,326.2	$1,212.3	$1,120.0	9%	8%
Canada
At year end	$32.0	$28.1	$22.6	14%	24%
Average	$27.7	$25.8	$24.2	7%	7%

Net new assets for the year ($ billions):
U.S.	$64.1	$62.0	$62.8	3%	-1%
Canada	$2.0	$1.7	$1.8	18%	-6%

Financial advisors (actual):
U.S.
At year end	18,321	17,830	16,797	3%	6%
Average	18,211	17,328	16,078	5%	8%
Canada
At year end	904	874	818	3%	7%
Average	905	843	786	7%	7%

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

2020 vs. 2019

Net revenue increased 7% to $9,805 in 2020, primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 11% to $7,341 in 2020 led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in 2020 compared to 2019.  The increase in net revenue also reflected growth in trade revenue of 9% to $1,667 in 2020 due to an increase in overall margin earned.

Operating expenses (excluding variable compensation) increased 3% to $7,132 in 2020, primarily due to an increase in compensation and benefits expense for financial advisors and home office and branch associates, partially offset by a decrease in other operating expenses in 2020 primarily as a result of reductions in the following areas: discretionary spending, travel, legal, strategic firm initiatives and real estate projects. Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to higher wages in 2020.

Canada

2020 vs. 2019

Net revenue increased 7% to $258 in 2020, primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 10% to $174 in 2020, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in 2020 compared to 2019.

Operating expenses (excluding variable compensation) increased 3% to $232 in 2020 due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

LEGISLATIVE AND REGULATORY REFORM

See Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, for a discussion of several proposed, potential and recently enacted Legislative and Regulatory Initiatives that the Partnership is continuing to monitor.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 30%, 30%, and 35% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2020, 2019, and 2018, respectively. In addition, the Partnership derived 13%, 14% and 14% of its total revenue in 2020, 2019, and 2018, respectively, from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

As of December 31, 2020, the Partnership had $3,810 in cash, cash equivalents and highly liquid investments, consisting of securities purchased under agreements to resell, U.S. treasuries, certificates of deposit and a money market fund, $3,075 in Partnership capital and no debt.  The Partnership has committed and uncommitted lines of credit in place should a liquidity need arise but has not drawn upon these lines.  The Partnership believes that its financial position remains strong as it addresses the uncertainty of the ongoing impacts of COVID-19 on the global economy and, based on current information, does not anticipate any significant changes to its current liquidity or capital position.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of a portion of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan.  The Partnership issued approximately $380 million, $1 million and $3 million of Interests under the 2018 Plan in early 2019, 2020, and 2021, respectively. The remaining $66 million of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future. Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs. The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at December 31, 2020, net of reserve for anticipated withdrawals, was $3,075, an increase of $118 from December 31, 2019.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($130), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $49 and $163, respectively) and the net decrease in Partnership loans outstanding ($19), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($13, $37 and $194, respectively).  During each of the years ended December 31, 2020, 2019, and 2018, the Partnership retained 13.8% of income allocated to general partners.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of December 31, 2020
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$1,237	$539	$1,640	$3,416
Partnership capital owned by partners with individual loans	$244	$1	$839	$1,084
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	20%	0%	51%	32%

Individual loans:
Individual bank loans	$63	$—	$—	$63
Individual Partnership loans	—	1	340	341
Total individual loans	$63	$1	$340	$404
Individual loans as a percent of total Partnership capital	5%	0%	21%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	26%	100%	41%	37%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2020 and 2019:

	2020	2019
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	290
Total bank lines of credit	$890	$790

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of December 31, 2020, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has multiple uncommitted secured lines of credit totaling $390 that are subject to change at the discretion of the banks.  The Partnership also has an additional uncommitted line of credit where the amount and the associated collateral requirements are at the bank's discretion in the event of a borrowing. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing capacity on secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of December 31, 2020 or December 31, 2019.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2020 and 2019, except for periodically testing draw procedures.

Cash Activity

As of December 31, 2020, the Partnership had $1,125 in cash and cash equivalents and $1,714 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled $2,839 of Partnership liquidity as of December 31, 2020, a 5% ($132) increase from $2,707 at December 31, 2019.  The Partnership had $17,918 and $10,387 in cash and investments segregated under federal regulations as of December 31, 2020 and 2019, respectively, which was not available for general use. As of December 31, 2020, the Partnership held $971 in U.S. treasuries to help facilitate cash management and maintain firm liquidity. As of December 31, 2020, $12,051 of the cash and investments segregated under federal regulations balance consisted of U.S. treasuries, compared with $3,394 as of December 31, 2019.  Given global health, market, employment and economic uncertainty from COVID-19, the Partnership increased the proportion of U.S. treasuries to focus on principal protection of the portfolio.  The increase in cash and investments segregated under federal regulations was primarily due to an increase in cash held in clients' accounts, resulting in a corresponding increase in payables to clients. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

The Partnership continues to evaluate its cash management strategy. Banks have experienced a significant increase in cash deposits due to the market and economic uncertainty from COVID-19, which may impact the Partnership's ability to continue to find financial institutions at which to place funds for principal protection while earning a reasonable rate of return on those funds.

Capital Expenditures

In 2020, the Partnership implemented a temporary pause on certain strategic firm initiatives to help control costs in response to COVID-19, which reduced the actual capital expenditures to $129 from the 2020 estimate of $175. The Partnership estimates 2021 capital spending of approximately $225 as the pause on certain strategic firm initiatives has been lifted, and the Partnership expects to invest in software and other technology upgrades, real estate and construction and facilities improvements at various branch offices.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2020 and 2019:

	2020	2019	% Change
U.S.:
Net capital	$1,306	$1,244	5%
Net capital in excess of the minimum required	$1,248	$1,188	5%
Net capital as a percentage of aggregate debit items	45.0%	44.2%	2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.1%	26.4%	-13%

Canada:
Regulatory risk-adjusted capital	$56	$40	40%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$47	$38	24%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with its regulatory capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

The following table summarizes the Partnership’s portion of long-term rental commitments that are non-cancellable as of December 31, 2020.  Subsequent to December 31, 2020, these commitments may fluctuate based on changing business needs and conditions.  For further disclosure regarding rental commitments, see Note 3 to the Consolidated Financial Statements.

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Rental commitments	$213	$58	$33	$18	$9	$11	$342

In addition to the above table, the Partnership had the 2018 Credit Facility outstanding as of December 31, 2020 (see Note 9 to the Consolidated Financial Statements).  Additionally, the Partnership would incur termination fees of approximately $103 at December 31, 2020 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

Accruals for Contingencies.  The Partnership accrues when appropriate for potential losses that may arise out of various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, SROs and other regulators, to the extent that the amount of such potential losses can be estimated, in accordance with FASB ASC No. 450, Contingencies.  See Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 for further discussion of these items.  The Partnership regularly monitors its exposures to potential losses.  The Partnership’s aggregate accrued liability with respect to litigation and regulatory

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

proceedings represents its estimate of probable losses, as determined under FASB ASC No. 450, Contingencies, after considering, among other factors, the progress of each case, the Partnership’s experience with other legal and regulatory matters and discussions with legal counsel.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Part II, Item 8 – Financial Statement and Supplementary Data – Note 1 to the Consolidated Financial Statements for a discussion of recently adopted accounting standards.

EXECUTIVE COMMITTEE CHANGES

As disclosed in the Partnership's Form 8-K filed with the SEC on May 4, 2020, Vincent J. Ferrari, general partner of the Partnership, member of the Partnership’s Executive and Management Committees, Chairman of the Partnership’s Audit Committee and the Partnership’s Chief Administrative Officer, has retired after 17 years of service to Edward Jones and the Partnership effective December 31, 2020. Mr. Ferrari joined Edward Jones in 2003 as a senior director in Information Systems. He was named a principal in 2004 and Chief Information Officer in 2007.

Additionally, as disclosed in the Partnership's Form 8-K filed with the SEC on August 10, 2020, Penny Pennington, Managing Partner, announced the appointment of general partner Lisa Dolan, age 54, to the Partnership’s Executive Committee. It was also announced that Ms. Dolan has been named Chief Operating Officer for Edward Jones with responsibility for leading Operations, Service, Firm Analytics, Strategic Enablement and Planning and Workplace Services. Ms. Dolan joined the Edward Jones Finance division in 2005 with responsibility for tax and partnership accounting.  She was named a principal in 2007 after which her responsibilities have expanded to include financial and regulatory reporting, expenditure management, compensation accounting and finance systems.  Ms. Dolan was appointed to the Partnership's Audit Committee in 2014.  In 2016, she assumed responsibility for the Finance division.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $16.2 billion, respectively, for the year ended December 31, 2020.  These margin receivables and investments earned interest at an average annual rate of approximately 410 and 37 basis points (4.10% and .37%), respectively, in 2020.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $131.  Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $19. A 100 basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero.

For information related to the impacts of COVID-19 on interest rates and the Partnership's market risk, see Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

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

As of the end of the Partnership’s 2020 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2020 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020.

PART II

Item 8.Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of The Jones Financial Companies, L.L.L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2020 and 2019, and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and the financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Partnership changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset-based Fee Revenue - Advisory Programs Fees

As described in Notes 1 and 4 to the consolidated financial statements, $5.537 billion of the firm's total asset-based fee revenue of $7.515 billion for the year ended December 31, 2020 was generated from program fees for investment advisory services provided within the Partnership’s advisory programs. Revenue from advisory programs fees are derived from fees determined by the underlying value of client assets. Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date.  Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month.

The principal considerations for our determination that performing procedures relating to revenue from advisory program fees is a critical audit matter are the significant audit effort in performing procedures relating to the fees, which are calculated based on the valuation of client assets and the corresponding contractual rate charged to the client.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of revenue from advisory program fees. These procedures also included, for a sample of accounts, obtaining advisory program contracts and evaluating whether rates used in the calculations were consistent with the advisory program contracts, independently pricing the securities positions within the account, independently calculating the average assets under management, and independently calculating the advisory program fees.

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri

March 12, 2021

We have served as the Partnership’s auditor since 2002.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2020	2019
ASSETS:
Cash and cash equivalents	$1,125	$1,014
Cash and investments segregated under federal regulations	17,918	10,387
Securities purchased under agreements to resell	1,714	1,693
Receivable from:
Clients	3,504	3,328
Mutual funds, insurance companies and other	818	661
Brokers, dealers and clearing organizations	223	204
Securities owned, at fair value:
Investment securities	1,302	332
Inventory securities	32	50
Lease right-of-use assets	915	876
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	620	616
Other assets	149	156

TOTAL ASSETS	$28,320	$19,317

LIABILITIES:
Payable to:
Clients	$21,241	$12,891
Brokers, dealers and clearing organizations	96	66
Accrued compensation and employee benefits	2,104	1,747
Lease liabilities	938	898
Accounts payable, accrued expenses and other	352	351
	24,731	15,953
Commitments and contingencies (Notes 14 and 15)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,237	1,249
Subordinated limited partners	538	523
General partners	1,300	1,185
Total	3,075	2,957
Reserve for anticipated withdrawals	514	407
Total partnership capital subject to mandatory redemption	3,589	3,364

TOTAL LIABILITIES	$28,320	$19,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2020	2019	2018
Revenue:
Fee revenue
Asset-based	$7,515	$6,778	$6,075
Account and activity	660	674	678
Total fee revenue	8,175	7,452	6,753
Trade revenue	1,719	1,581	1,462
Interest and dividends	207	416	362
Other revenue	64	77	17
Total revenue	10,165	9,526	8,594
Interest expense	102	157	125
Net revenue	10,063	9,369	8,469
Operating expenses:
Compensation and benefits	7,186	6,538	5,993
Occupancy and equipment	522	499	448
Communications and data processing	413	392	338
Fund sub-adviser fees	187	159	132
Professional and consulting fees	109	113	87
Advertising	67	96	92
Postage and shipping	50	56	55
Other operating expenses	244	424	334
Total operating expenses	8,778	8,277	7,479

Income before allocations to partners	1,285	1,092	990

Allocations to partners:
Limited partners	189	166	114
Subordinated limited partners	149	130	127
General partners	947	796	749
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$147.81	$132.22	$128.13

Weighted average $1,000 equivalent limited partnership units outstanding	1,242,781	1,256,459	889,502

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2017	$956	$499	$1,340	$2,795
Reserve for anticipated withdrawals	(66)	(36)	(188)	(290)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2017	$890	$463	$1,152	$2,505
Partnership loans outstanding, December 31, 2017	—	3	294	297
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2017	890	466	1,446	2,802
Issuance of partnership interests	5	53	172	230
Redemption of partnership interests	(11)	(11)	(274)	(296)
Income allocated to partners	114	127	749	990
Distributions	(42)	(86)	(411)	(539)
Total partnership capital, including capital financed with partnership loans	956	549	1,682	3,187
Partnership loans outstanding, December 31, 2018	—	(4)	(328)	(332)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2018	$884	$504	$1,119	$2,507
Partnership loans outstanding, December 31, 2018	—	4	328	332
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2018	884	508	1,447	2,839
Issuance of partnership interests	380	53	163	596
Redemption of partnership interests	(15)	(34)	(179)	(228)
Income allocated to partners	166	130	796	1,092
Distributions	(56)	(87)	(432)	(575)
Total partnership capital, including capital financed with partnership loans	1,359	570	1,795	3,724
Partnership loans outstanding, December 31, 2019	—	(4)	(356)	(360)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957
Partnership loans outstanding, December 31, 2019	—	4	356	360
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2019	1,249	527	1,541	3,317
Issuance of partnership interests	1	49	163	213
Redemption of partnership interests	(13)	(37)	(194)	(244)
Income allocated to partners	189	149	947	1,285
Distributions	(64)	(93)	(484)	(641)
Total partnership capital, including capital financed with partnership loans	1,362	595	1,973	3,930
Partnership loans outstanding, December 31, 2020	—	(1)	(340)	(341)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,285	1,092	990
Depreciation and amortization	125	115	94

Changes in assets and liabilities:
Investments segregated under federal regulations	(8,774)	(2,392)	1,406
Securities purchased under agreements to resell	(21)	(782)	253
Net payable to clients	8,174	1,805	(1,752)
Net receivable from brokers, dealers and clearing organizations	11	33	9
Receivable from mutual funds, insurance companies and other	(157)	(106)	(15)
Securities owned	(952)	(89)	15
Lease right-of-use assets	(39)	(71)	—
Other assets	7	(14)	(14)
Lease liabilities	40	93	—
Accrued compensation and employee benefits	357	282	126
Accounts payable, accrued expenses and other	(31)	47	26
Net cash provided by operating activities	25	13	1,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(129)	(176)	(105)
Cash used in investing activities	(129)	(176)	(105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	50	432	60
Redemption of partnership interests	(214)	(216)	(199)
Distributions from partnership capital	(864)	(783)	(694)
Net cash used in financing activities	(1,028)	(567)	(833)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,132)	(730)	200

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	8,007	8,737	8,537
End of year	$6,875	$8,007	$8,737

See Note 20 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2020 and 2019 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2020, 2019 and 2018 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership’s two operating segments for the years ended December 31, 2020, 2019, and 2018, see Note 16 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").  Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates. The coronavirus (COVID-19) pandemic and the global governmental response, vaccine distribution, and related impact on society and the economy have resulted in significant uncertainty in the global economy and volatility in financial markets. Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results. The financial impacts of COVID-19 were included in the Partnership's estimates for assets, liabilities, revenues and expenses as of December 31, 2020. The Partnership evaluated subsequent events for recognition or disclosure through March 12, 2021, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2020 and 2019.

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

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices. The Partnership's investment securities are primarily held to maintain firm liquidity. The unrealized gains and losses for investment securities are recorded in other revenue in the Consolidated Statement of Income.  The Partnership records the related unrealized gains and losses for inventory securities in trade revenue in the Consolidated Statement of Income.

Equipment, Property and Improvements.  Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to ten years.  Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years.  Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded as other revenue in the Consolidated Statements of Income.  The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized and depreciated once the asset is placed into service.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable.  If impairment is indicated, the asset value is written down to its fair value.

Non-qualified Deferred Compensation Plan.  The Partnership has a non-qualified deferred compensation plan for certain financial advisors.  The Partnership has recorded a liability of $268 for the future payments due to financial advisors participating in the plan.  As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income.  The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan.  These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue in the Consolidated Statements of Income.  Each period, the net impact of the change in future amounts owed to financial advisors in the plan and the change in value of the investment securities are approximately the same, resulting in minimal net impact to the Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

Retirement Transition Plans.  The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors.  Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement.  Generally, the retirement and transition agreement is for five years.  During the first two years the retiring financial advisor remains an employee and provides client transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors.  The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years.  Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years.  Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan.  As of December 31, 2020, $109 was accrued for future payments to financial advisors who have already started a plan, approximately $52 of which is expected to be paid in 2021.  As of December 31, 2019, $102 was accrued.  Successor financial advisors receive reduced compensation on transitioned assets for up to four years.

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

The Partnership recognizes lease liabilities for future lease payments and lease right-of-use assets for the right of use of an underlying asset within a contract.  Current leases are all classified as operating leases. Lease right-of-use assets and lease liabilities are recognized on the Consolidated Statements of Financial Condition at commencement date and calculated as the present value of the sum of the remaining fixed lease payments over the lease term. Throughout the lease term, the lease right-of-use asset includes the impact from the timing of lease payments and straight-line rent expense. The Partnership used its incremental borrowing rate based on information available at lease commencement as leases do not contain a readily determinable implicit rate.  A single lease cost, or rent expense, is recognized on a straight-line basis over the lease term. The Partnership does not separate lease components (i.e., fixed payments including rent, real estate taxes and insurance costs) from non-lease components (i.e., common-area maintenance) and recognizes them as a single lease component. Variable lease payments not included within lease contracts are expensed as incurred.  See Note 3 for additional information.

Income Taxes.  Generally, income taxes have not been provided for in the Consolidated Financial Statements due to the partnership tax structure where each partner is liable for his or her own tax payments.  For the jurisdictions in which the Partnership is liable for tax payments, the income tax provisions are immaterial (see Note 12).

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability.  In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2020, 2019, and 2018.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

The limited partnership capital subject to mandatory redemption is held by current and former associates and general partners of the Partnership.  Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital (see Note 10) in accordance with the Partnership Agreement.

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

Recently Adopted Accounting Standards.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates.  Effective January 1, 2020, the Partnership adopted the standard with an immaterial expected credit loss and no adjustment to the opening balance of Partnership capital. See Note 2 for additional information.

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

NOTE 2 – Current Expected Credit Losses

The Partnership individually assessed the current expected credit loss for assets in scope of ASU 2016-13 below.

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of December 31, 2020 and January 1, 2020 was $4,035 and $3,915, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

PART II

Item 8.Financial Statements and Supplementary Data, continued

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Federal Reserve Board Regulation T and throughout the life of the loan in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 4210. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent requirement than FINRA Rule 4210.   As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of December 31, 2020 and January 1, 2020, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of December 31, 2020 and January 1, 2020.

Securities Purchased under Agreements to Resell

The Partnership participates in short-term resale agreements collateralized by government and agency securities.  These transactions are reported as collateralized financing and are carried at cost with accrued interest in receivable from mutual funds, insurance companies and other within the Consolidated Statements of Financial Condition.  The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements.  It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks.  The fair value of the collateral related to these agreements was $1,743 and $1,724 as of December 31, 2020 and 2019, respectively, and was not repledged or sold.

To estimate expected credit losses on the resale agreements, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the resale agreements with the fair value of collateral at the reporting date. The counterparties are all financial institutions that the Partnership considers to be reputable and reliable, and the Partnership reasonably expects the counterparties will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of the resale agreements. The fair value of collateral, plus accrued interest, was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of December 31, 2020 and January 1, 2020, and the expected credit loss was zero for each period.

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 10.  General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans.  As such, the risk of loss is remote, and the expected credit loss was zero as of December 31, 2020 and January 1, 2020.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund advisor fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The

PART II

Item 8.Financial Statements and Supplementary Data, continued

expected credit loss for receivables from revenue contracts with customers was zero as of December 31, 2020 and January 1, 2020.

NOTE 3 – Leases

For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $306 and $283, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities was $328 and $360, respectively. The weighted-average remaining lease term was four years as of both December 31, 2020 and 2019, and the weighted-average discount rate was 2.6% and 3.2%, respectively.

The Partnership adopted ASC 842, Leases, effective January 1, 2019. For the years ended December 31, 2020 and 2019, operating lease cost was $304 and $280, respectively, and variable lease cost not included in the lease liability was $57 and $55, respectively. Total lease cost for the years ended December 31, 2020 and 2019 was $360 and $335, respectively. Under ASC 840, Leases, the predecessor to ASC 842, rent and other lease-related expenses were $305 for the year ended December 31, 2018. The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

	December 31, 2020	December 31, 2019
2021	$300	$283
2022	247	239
2023	190	183
2024	125	128
2025	65	65
Thereafter	60	63
Total lease payments	987	961
Less: Interest	49	63
Total present value of lease liabilities	$938	$898

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 4 – Revenue

As of December 31, 2020, 2019, and 2018, $563, $470 and $377, respectively, of the receivable from clients balance related to revenue contracts with customers.

The Partnership derived 13%, 14% and 14% of its total revenue for the years ended December 31, 2020, 2019 and 2018, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

The following tables show the Partnership's disaggregated revenue information for the years ended December 31, 2020, 2019, and 2018:

PART II

Item 8.Financial Statements and Supplementary Data, continued

2020	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$5,452	$85	$5,537
Service fees	1,298	89	1,387
Other asset-based fees	591	—	591
Total asset-based fee revenue	7,341	174	7,515
Account and activity fee revenue:
Shareholder accounting services fees	424	—	424
Other account and activity fee revenue	224	12	236
Total account and activity fee revenue	648	12	660
Total fee revenue	7,989	186	8,175
Trade revenue:
Commissions	1,611	49	1,660
Principal transactions	56	3	59
Total trade revenue	1,667	52	1,719
Total revenue from customers	9,656	238	9,894
Net interest and dividends and other revenue	149	20	169
Net revenue	$9,805	$258	$10,063

2019	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$4,740	$70	$4,810
Service fees	1,241	88	1,329
Other asset-based fees	639	—	639
Total asset-based fee revenue	6,620	158	6,778
Account and activity fee revenue:
Shareholder accounting services fees	432	—	432
Other account and activity fee revenue	229	13	242
Total account and activity fee revenue	661	13	674
Total fee revenue	7,281	171	7,452
Trade revenue:
Commissions	1,428	47	1,475
Principal transactions	102	4	106
Total trade revenue	1,530	51	1,581
Total revenue from customers	8,811	222	9,033
Net interest and dividends and other revenue	316	20	336
Net revenue	$9,127	$242	$9,369

PART II

Item 8.Financial Statements and Supplementary Data, continued

2018	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$4,156	$58	$4,214
Service fees	1,218	87	1,305
Other asset-based fees	556	—	556
Total asset-based fee revenue	5,930	145	6,075
Account and activity fee revenue:
Shareholder accounting services fees	432	—	432
Other account and activity fee revenue	232	14	246
Total account and activity fee revenue	664	14	678
Total fee revenue	6,594	159	6,753
Trade revenue:
Commissions	1,271	49	1,320
Principal transactions	137	5	142
Total trade revenue	1,408	54	1,462
Total revenue from customers	8,002	213	8,215
Net interest and dividends and other revenue	231	23	254
Net revenue	$8,233	$236	$8,469

NOTE 5 – PAYABLE TO CLIENTS

Payable to clients is composed of cash amounts held by the Partnership due to clients.  Substantially all amounts payable to clients are subject to withdrawal upon client request.  The Partnership pays interest, which was 0.01% as of December 31, 2020, on the vast majority of credit balances in client accounts. The total interest paid to clients for the years ended December 31, 2020, 2019, and 2018 was $9, $62 and $58, respectively.

NOTE 6 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES AND OTHER

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31, 2020 and 2019:

	2020	2019
Deposit for Canadian retirement accounts	$457	$326
Fees from mutual funds and insurance companies	285	291
Other receivables	76	44
Total	$818	$661

The deposit for Canadian retirement accounts is required by Canadian regulations.  The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

The receivable from mutual funds and insurance companies is related to revenue contracts with customers. The balance was $278 as of December 31, 2018.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 7 – FAIR VALUE

The following tables show the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$120	$—	$120
Money market funds	41	—	—	41
Total cash equivalents	$41	$120	$—	$161

Investments segregated under federal regulations:
U.S. treasuries	$12,051	$—	$—	$12,051
Certificates of deposit	—	100	—	100
Total investments segregated under federal regulations	$12,051	$100	$—	$12,151

Securities owned:
Investment securities:
Government and agency obligations	$971	$—	$—	$971
Mutual funds(1)	327	—	—	327
Equities	3	—	—	3
Certificates of deposit	—	1	—	1
Total investment securities	$1,301	$1	$—	$1,302

Inventory securities:
Equities	$19	$—	$—	$19
State and municipal obligations	—	10	—	10
Corporate bonds and notes	—	2	—	2
Mutual funds	1	—	—	1
Total inventory securities	$20	$12	$—	$32

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

(1)

The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

NOTE 8 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2020 and 2019:

	2020	2019
Buildings and improvements	$1,050	$1,012
Equipment, furniture and fixtures	763	713
Land	43	43
Equipment, property and improvements, at cost	1,856	1,768
Less: accumulated depreciation and amortization	1,236	1,152
Equipment, property and improvements, net	$620	$616

Depreciation and amortization expense on equipment, property and improvements of $125, $115 and $94 is included in the Consolidated Statements of Income within the occupancy and equipment and communications and data processing line items for the years ended December 31, 2020, 2019, and 2018, respectively.

The Partnership's capital expenditures were $129, $176 and $105 for the years ended December 31, 2020, 2019, and 2018, respectively.  The capital expenditures in 2020 were primarily related to facilities improvements in branch offices, as well as for software and other technology support.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 9 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2020 and 2019:

	2020	2019
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	290
Total bank lines of credit	$890	$790

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of December 31, 2020, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has multiple uncommitted secured lines of credit totaling $390 that are subject to change at the discretion of the banks. The Partnership also has an additional uncommitted line of credit where the amount and the associated collateral requirements are at the bank's discretion in the event of a borrowing. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing capacity on secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of December 31, 2020 and 2019. The Partnership did not have any draws against these lines of credit during the years ended December 31, 2020 and 2019, except for periodically testing draw procedures.

0

NOTE 10 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

0The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of December 31, 2020 and 2019, the outstanding amount of Partnership loans was $341 and $360, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $14, $21 and $17 for the years ended December 31, 2020, 2019, and 2018, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31, 2020 and 2019:

	2020	2019
Partnership loans outstanding at beginning of year	$360	$332
Partnership loans issued during the year	163	164
Repayment of Partnership loans during the year	(182)	(136)
Total Partnership loans outstanding	$341	$360

The minimum 7.5% annual return on the face amount of limited partnership capital was $93, $94 and $67 for the years ended December 31, 2020, 2019 and 2018, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership issued approximately $380, $1 and $3 million of Interests under the 2018 Plan in early 2019, 2020, and 2021, respectively. The remaining $66 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2020 and 2019:

	2020	2019
U.S.:
Net capital	$1,306	$1,244
Net capital in excess of the minimum required	$1,248	$1,188
Net capital as a percentage of aggregate debit items	45.0%	44.2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.1%	26.4%

Canada:
Regulatory risk-adjusted capital	$56	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$47	$38

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 12 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners.  However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2020 and 2019, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $278 and $303, respectively.  The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid.  Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital.  The Partnership did not have any significant uncertain tax positions as of December 31, 2020 and 2019 and is not aware of any tax positions that will significantly change during the next twelve months.  The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business.  Tax years prior to 2017 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees, general partners and service partners, a Group Registered Retirement Savings Plan covering all eligible Canada employees and general partners, and a Deferred Profit Sharing Plan covering all eligible Canada employees.  The Partnership contributed approximately $249, $213 and $197 in total to these plans for the years ended December 31, 2020, 2019, and 2018, respectively.

The Partnership contributed approximately $36 and $32 to the profit sharing plan in early 2021 and 2020, respectively, applying mandatory profit sharing contributions that were withheld from service partners during the years ended December 31, 2020 and 2019.

NOTE 14 – COMMITMENTS, GUARANTEES AND RISKS

As of December 31, 2020, the Partnership would be subject to termination fees of approximately $103 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  As of December 31, 2020, the Partnership made no such decision to terminate these services.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.

As of December 31, 2020, the Partnership also has a revolving line of credit available (see Note 9).

The Partnership provides margin loans to its clients in accordance with Federal Reserve Board Regulation T and FINRA Rule 4210, under which loans are collateralized by securities in client accounts. The Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements (see Note 2).

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk.  Additionally, the Partnership's Canada broker-dealer subsidiary may also have cash deposits in excess of the applicable insured amounts.  The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts.  The Partnership has credit exposure to U.S. government and agency securities which are held as collateral for its resell agreements, investment securities and segregated investments.  The Partnership's primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure to U.S. government and agency credit risk in the event of the counterparty's default on the resell agreements (see Note 2).

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.  On June 14, 2019, the lone objector filed an appeal to the judgment approving the settlement. On January 31, 2020, the U.S. Court of Appeals for the Eighth Circuit denied the objector's appeal and affirmed the district court's approval of the class action settlement.  On February 6, 2020, the objector petitioned the Court of Appeals for a rehearing, which was denied on March 3, 2020. On October 5, 2020, the U.S. Supreme Court denied a petition for certiorari the objector filed on May 11, 2020 seeking review of the Court of Appeals' decision.  The settlement is in the process of being administered.
Wage-and-Hour Class Action. On March 13, 2018, JFC and Edward Jones were named as defendants in a purported collective and class action lawsuit (Bland, et al. v. Edward D. Jones & Co., L.P, et al.) filed in the U.S. District Court for the Northern District of Illinois by four former financial advisors.  The lawsuit was brought under the Fair Labor Standards Act (FLSA) as well as Missouri and Illinois law and alleges that the defendants unlawfully attempted to recoup training costs from departing financial advisors and failed to pay all overtime owed to financial advisor trainees among other claims.  The lawsuit seeks declaratory and injunctive relief, compensatory and liquidated damages. On March 19, 2019, the court entered an order granting the defendants' motion to dismiss all claims, but permitting the plaintiffs to amend and re-file certain of their claims.  Plaintiffs filed an amended complaint on May 3, 2019. On March 30, 2020, the court partially granted the defendants' renewed motion to dismiss the amended complaint and dismissed seven of the ten causes of action it purported to state.  The court's order eliminated from the case any claims that rely upon the firm's contractual

PART II

Item 8.Financial Statements and Supplementary Data, continued

right to recoup training costs as well as related claims for declaratory relief.  It also dismissed various state law claims.  JFC and Edward Jones deny the allegations in the remaining counts and intend to vigorously defend against the allegations in this lawsuit.

Securities Class Action.  On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California.  The lawsuit was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs.  The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages.  On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain affiliated entities and individuals as defendants, withdrew the claims under the Securities Act, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations.  The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted defendants' motion to dismiss.  The plaintiffs appealed the district court's dismissal of certain of their state law claims but did not appeal the dismissal of the remaining claims.  On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's decision, holding the district court has jurisdiction over the state law claims that were the subject of the plaintiffs' appeal, and remanded the case to the district court for further proceedings on those claims. Edward Jones and its affiliated entities and individuals deny the plaintiffs' allegations and intend to continue to vigorously defend this lawsuit.

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

Reimbursement Class Action.  On April 25, 2019, Edward Jones and JFC were named as defendants in a putative class action (Watson, et al. v. The Jones Financial Companies L.L.L.P., et al.) filed by two former financial advisors in the Superior Court of the State of California, Sacramento County.  Plaintiffs allege that defendants did not reimburse financial advisors and financial advisor trainees in California for certain categories of business expenses, which plaintiffs allege violates the California Labor Code and California Unfair Competition Law.  The lawsuit seeks damages and restitution as well as attorneys' fees and costs and equitable and injunctive relief.  On February 19, 2020, the plaintiffs filed a motion seeking the court's approval of a proposed class action settlement reached by the parties.  On November 16, 2020, the court granted final approval of the settlement. The settlement is in the process of being administered.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at December 31, 2020, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability, which was not material as of December 31, 2020, is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statement of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $18 as of December 31, 2020.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

PART II

Item 8.Financial Statements and Supplementary Data, continued

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at December 31, 2020 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 16 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.  The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.  Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership's Canada operations, which primarily occur through a non-guaranteed subsidiary of the Partnership.  For computation of segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canada operations to the Canada segment and does not eliminate intercompany items, such as management fees paid to affiliated entities.  The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented.  Pre-variable income represents income before variable compensation expense and before allocations to partners.  This is consistent with how management reviews the segments to assess performance.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Net revenue:
U.S.	$9,805	$9,127	$8,233
Canada	258	242	236
Total net revenue	$10,063	$9,369	$8,469

Net interest and dividends revenue:
U.S.	$99	$249	$228
Canada	6	10	9
Total net interest and dividends revenue	$105	$259	$237

Pre-variable income:
U.S.	$2,673	$2,194	$1,972
Canada	26	16	16
Total pre-variable income	$2,699	$2,210	$1,988

Variable compensation:
U.S.	$1,385	$1,094	$975
Canada	29	24	23
Total variable compensation	$1,414	$1,118	$998

Income (loss) before allocations to partners:
U.S.	$1,288	$1,100	$997
Canada	(3)	(8)	(7)
Total income before allocations to partners	$1,285	$1,092	$990

Capital expenditures:
U.S.	$126	$170	$102
Canada	3	6	3
Total capital expenditures	$129	$176	$105

Depreciation and amortization:
U.S.	$123	$113	$92
Canada	2	2	2
Total depreciation and amortization	$125	$115	$94

Total assets at year end:
U.S.	$27,258	$18,577	$15,187
Canada	1,062	740	628
Total assets	$28,320	$19,317	$15,815

Financial advisors at year end:
U.S.	18,321	17,830	16,797
Canada	904	874	818
Total financial advisors	19,225	18,704	17,615

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 17 – RELATED PARTIES

As of December 31, 2020, the Partnership leased approximately 11% of its branch office space from its financial advisors.  The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition were both $89 and $83 at December 31, 2020 and 2019, respectively.  Lease cost related to these leases was $35 and $34 for the years ended December 31, 2020 and 2019, respectively.  Rent and other lease-related expenses were $32 for the year ended December 31, 2018.  These leases are executed and maintained in a similar manner as those entered into with third parties. See Note 3 for additional information about the Partnership's leases.

Olive Street is the investment adviser to the eight sub-advised mutual funds comprising the BB Trust and has primary responsibility for setting overall investment strategies and selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees.  Olive Street has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers.  The investment adviser fee revenue earned by Olive Street, included within asset-based fee revenue on the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income.  The total amounts recognized for the years ended December 31, 2020, 2019, and 2018 were $174, $147 and $123, respectively.

As the investment adviser to the Money Market Fund, Passport Research has contractually agreed to waive fees and/or reimburse fund operating expenses to the extent necessary to limit the annual operating expenses of the Money Market Fund.  For the year ended December 31, 2020, Passport Research earned $56 in investment management fees, net of waived fees of $7 to maintain a positive client yield on the Money Market Fund in light of the low interest rate environment throughout most of the year. For the years ended December 31, 2019 and 2018, Passport Research earned $58 and $48, respectively, in investment management fees with no waived fees in those periods. Further, Edward Jones earns certain fees from the Money Market Fund, some of which may be voluntarily waived.  For the three years ended December 31, 2020, 2019 and 2018, total fees earned were $46, $138 and $113, respectively, net of the $133, $30 and $30 of waived fees to limit the Money Market Fund's annual operating expenses in the respective periods, as well as to maintain a positive client yield in 2020 in light of the low interest rate environment throughout most of the year.

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

NOTE 18 – QUARTERLY INFORMATION (Unaudited)

	2020 Quarters Ended
	Mar 27	Jun 26	Sep 25	Dec 31
Net revenue	$2,491	$2,325	$2,527	$2,720
Income before allocations to partners	$303	$288	$316	$378
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$34.90	$33.10	$36.36	$43.45

	2019 Quarters Ended
	Mar 29	Jun 28	Sep 27	Dec 31
Net revenue	$2,190	$2,319	$2,367	$2,493
Income before allocations to partners	$241	$285	$281	$285
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$29.20	$34.55	$33.93	$34.54

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31, 2020 and 2019:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral(1)	Net amount
2020	$1,714	—	1,714	—	(1,714)	$—
2019	$1,693	—	1,693	—	(1,693)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

NOTE 20 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Cash paid for interest	$103	$157	$125
Cash paid for taxes	$11	$10	$10
Non-cash activities:
Issuance of general partnership interests through partnership loans in current year	$163	$164	$170
Repayment of partnership loans through distributions from partnership capital in current year	$182	$136	$135
Declared distributions for retired partnership capital in current year but unpaid at year end(1)	$145	$113	$97

(1)	Declared distributions for retired Partnership capital are included in the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition.

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows for the years ended       December 31, 2020, 2019, and 2018:

	2020	2019	2018
Cash and cash equivalents	$1,125	$1,014	$1,498
Cash and investments segregated under federal regulations	17,918	10,387	8,241
Less: Investments segregated under federal regulations	12,168	3,394	1,002
Total cash, cash equivalents and restricted cash	$6,875	$8,007	$8,737

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

Changes in Internal Control Over Financial Reporting.  There was no change in the Partnership's internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors.  As of February 26, 2021, the Partnership was composed of 23,967 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, 586 were general partners and 23,839 were limited partners, 2,975 of whom are also service partners, and 570 were subordinated limited partners as of February 26, 2021.

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

Executive Committee.  The Executive Committee consists of the Managing Partner and five to nine additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner.  Under the terms of the Partnership Agreement, the members of the Executive Committee are the executive officers of the Partnership.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging her functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership.  In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee.  The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement.  Throughout all of 2020, the Executive Committee included Penny Pennington, Chairman, Kevin D. Bastien, Kenneth R. Cella, Jr., Thomas P. Curran, Vincent J. Ferrari, Kristin M. Johnson and Christopher N. Lewis.  On August 10, 2020, Lisa Dolan was admitted to the Executive Committee. Effective December 31, 2020, Mr. Ferrari retired from the Partnership and was no longer a member of the Executive Committee.

The following table is a listing as of February 26, 2021 of the members of the Executive Committee, each member’s age, the year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility.  Under the terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65.  The members’ biographies are below.

		Executive	General
Name	Age	Committee	Partner	Area of Responsibility
Penny Pennington	57	2014	2006	Managing Partner
Kevin D. Bastien	55	2010	1998	Chief Financial Officer
Kenneth R. Cella, Jr.	51	2014	2002	Client Strategies Group
Thomas P. Curran	60	2019	2006	Branch Development
Lisa Dolan	54	2020	2007	Chief Operating Officer
Kristin M. Johnson	49	2019	2006	Human Resources
Christopher N. Lewis	54	2019	2007	General Counsel

PART III

Item 10.    Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019.  She has held a number of senior leadership roles in key divisions.  Most recently, she led the Client Strategies Group since 2015.  Previously, she was responsible for the New Financial Advisor Training department, BOA Development department and Branch and Region Development division.  Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia. Ms. Pennington serves as a member of the St. Louis Federal Reserve Board of Directors.

Kevin D. Bastien, Chief Financial Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as Chief Financial Officer since January 2009.  He is responsible for the performance of the Finance division and Firm Strategy.  Previously he has been responsible for various areas of the Finance division.  Mr. Bastien earned his bachelor’s and master’s degrees in accounting from Southern Illinois University at Carbondale.

Kenneth R. Cella, Jr., Client Strategies Group – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. Mr. Cella is responsible for the Client Strategies Group which includes the firm's Marketing, Products, Advice and Guidance, Trading, Solutions and Systems and Support areas.  Mr. Cella has held a number of senior leadership roles across divisions.  Previously he was responsible for the Branch Development division, the Branch Training department, various areas of the Client Strategies Group and worked as a financial advisor. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis. Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors and Private Client Group Steering Committee.

Thomas P. Curran, Branch Development – Mr. Curran joined the Partnership in 1992 and was named a general partner in 2006. Mr. Curran is responsible for the Branch Development division, which encompasses Branch Team Market Optimization, Branch Team Performance, Firm Inclusion and Diversity, Branch Development Strategic Services and Branch and Region Development. Previously he was responsible for Financial Advisor Talent Acquisition, led the Service Division, acted as the Banking Services global leader, served as a regional leader and worked as a financial advisor. Mr. Curran received his bachelor's degree from Augustana College and his master's degree from the University of Iowa.

Lisa Dolan, Chief Operating Officer – Ms. Dolan joined the Edward Jones Finance division in 2005 and was named a principal in 2007. Ms. Dolan has held leadership roles in tax and partnership accounting, financial and regulatory reporting, expenditure management, compensation accounting, finance systems, and has led the Finance division. Ms. Dolan was appointed to the Partnership’s Audit Committee in 2014. In August 2020, Ms. Dolan was appointed to the Partnership's Executive Committee and assumed responsibility for leading Operations, Service, Firm Analytics, Strategic Enablement and Planning and Workplace Services. Ms. Dolan earned a bachelor's degree from Saint Louis University and is a certified public accountant.

Kristin M. Johnson, Human Resources – Ms. Johnson joined the Partnership in 1995 and was named a general partner in 2006. Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for BOAs. Ms. Johnson was appointed to the Partnership's Executive Committee in November 2019 and was named the firm's Chief Human Resources Officer. Ms. Johnson earned her bachelor's degree from the University of Illinois, a master's in information management from Webster University and completed Washington University's executive MBA program.

Christopher N. Lewis, General Counsel – Mr. Lewis joined the Partnership as a general partner in 2007 as Deputy General Counsel.  In 2015, Mr. Lewis was named General Counsel and is responsible for leading the Partnership's legal, compliance and government relations areas. Mr. Lewis is a graduate of Columbia University School of Law and earned his bachelor's degree from Manhattanville College. He is a member of the Executive Committee of the SIFMA Compliance and Legal Society and is a member of the SIFMA General Counsel Committee.

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

As of February 26, 2021, the Audit Committee was comprised of Kristin M. Johnson, Chair, Penny Pennington, Kevin D. Bastien, Kenneth R. Cella, Jr., Thomas P. Curran, Lisa Dolan, Christopher N. Lewis, Robert F. Cullen III, the general partner responsible for the Internal Audit division, and independent members of the committee Edward L. Glotzbach and Mark E. Wuller.

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

Other Committees.  In 2020, the Management Committee was discontinued and the firm established a system of forums to assist the Managing Partner with respect to the Partnership's operations.

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

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement.  The Managing Partner is ultimately responsible for the Partnership's risk management.  The Managing Partner has designated the Partnership's Executive Committee as having responsibility for overall risk management.  As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – Executive Committee, as of February 26, 2021, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership.  The Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly and meets periodically to meet its responsibilities.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance, continued

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business.  The Partnership is exposed to operational risk and its business model is dependent on complex information technology systems, and there is a degree of exposure to systems failure.  Further, the Partnership's information technology systems, and those of third parties the Partnership relies on, are subject to security breaches.  The Partnership has processes in place designed to safeguard and monitor against such security breaches and other disruptions.  A business continuity planning process has been established to respond to severe business disruptions.  The Partnership and its third-party vendors have data centers in separate regions of the United States. These data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses.

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

Credit Risk

The Partnership is subject to credit risk due to the very nature of the transactions it processes for its clients.  In order to manage this risk, the Partnership limits certain client transactions by, in some cases, requiring payment at the time or in advance of a client transaction being accepted.  The Credit Review Committee manages the Partnership's credit risk arising out of the client margin loans it offers by limiting the amount and controlling the quality of collateral held in the client’s account against those loans.  Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Federal Reserve Board Regulation T and throughout the life of the loan in accordance with FINRA Rule 4210.  In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent requirement than FINRA Rule 4210.

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

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to mitigate legal, regulatory and reputational risks.  As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation.  To minimize the risk of regulatory non-compliance, each branch office is subject to an annual branch audit, to review the financial advisor’s business and competency.  Additionally, certain branches are visited or monitored regularly by field supervision directors to assure reasonable compliance.  The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies.  The Partnership also has established privacy policies to comply with privacy rules and regulations and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer.  The Partnership also has a Chief Information Security Officer who is responsible for information security policies and standards.  The Partnership has specific policies related to prevention of fraud and money laundering and provides initial as well as annual training and review of competency to help mitigate regulatory risks.

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

PART III

Item 11. Executive Compensation, continued

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

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the Executive Committee members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement.  Of the Partnership’s net income allocated to general partners, including the Executive Committee members, 92% is allocable based upon their respective general partner ownership interests in the Partnership.  General partner ownership interests are set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee.  General partner ownership interests held by each Executive Committee member ranged from 0.98% to 2.0% in 2020, 0.85% to 1.95% in 2019, and 0.51% to 1.90% in 2018.  The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee.  Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and net income allocated to limited partners, including the applicable Executive Committee members, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership.  In addition, limited partners receive the 7.5% Payment pursuant to the Partnership Agreement.  Subordinated limited partner ownership interests and limited partner ownership interests are set at the discretion of the Partnership's Managing Partner.

Summary Compensation Table

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2020 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
Penny Pennington	2020	$250,000	$14,165	$17,750,493	$18,014,658
CEO	2019	250,000	12,992	14,411,114	14,674,106
	2018	175,000	12,760	11,482,713	11,670,473
Kevin D. Bastien	2020	$175,000	$14,165	$16,857,259	$17,046,424
CFO	2019	175,000	12,992	14,036,151	14,224,143
	2018	175,000	12,760	13,205,746	13,393,506
Kenneth R. Cella, Jr.	2020	$175,000	$14,165	$16,439,406	$16,628,571
General Partner - Client Strategies Group	2019	175,000	12,992	12,951,990	13,139,982
	2018	175,000	12,760	11,144,115	11,331,875
Thomas P. Curran	2020	$175,000	$14,165	$10,233,604	$10,422,769
General Partner – Branch Development
Chris N. Lewis	2020	$175,000	$14,165	$10,646,691	$10,835,856
General Partner – Legal
(1)

Income allocated to partners includes allocations from general partner, subordinated limited partner and limited partner capital ownership interests in the Partnership.  One Executive Committee member, Penny Pennington, received a portion of the 8% net income allocation in 2018.

PART III

Item 11. Executive Compensation, continued

Pay Ratio Disclosure

The Wall Street Reform and Consumer Protection Act and related regulations require the Partnership to disclose the ratio of the compensation of the Managing Partner and compensation of a median employee of the Partnership as calculated in accordance with Item 402(u) of Regulation S-K under the Securities Act.  Item 402(u) permits the Partnership to identify its median employee once every three years unless there has been significant change in compensation structure or overall number of employees, which the Partnership does not believe has occurred. The median employee was selected from a population that represented all employees as of December 31, 2020, using salary and benefits, variable compensation, and allocations of Partnership net income as of December 31, 2020, consistently applied across the employee population. After identifying the median employee, annual total compensation for the median employee and the Managing Partner was calculated using the same methodology as was used in the Summary Compensation Table above.

For 2020, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $70,252 and the annual total compensation of the Managing Partner was $18,014,658 or a ratio of 256 to 1. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on his or her annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 26, 2021, the ownership of limited partnership interests by each Executive Committee member named in the Summary Compensation Table and the Executive Committee members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	Kevin D. Bastien	$-	0%
Limited Partnership Interests	Kenneth R. Cella Jr.	$115,600	*
Limited Partnership Interests	Thomas P. Curran	$137,000	*
Limited Partnership Interests	Chris N. Lewis	$-	0%

Limited Partnership Interests	All Executive Committee Members as a Group (8 persons)	$319,600	*
*	Each of the Executive Committee members named in the Summary Compensation Table and the Executive Committee members as a group own less than 1% of the limited partnership interests outstanding.

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

The Partnership leases approximately 11% of its branch office space from its financial advisors. The associated lease right-of-use asset and lease liability included in the Consolidated Statements of Financial Condition were both $89 and $83 at December 31, 2020 and 2019, respectively.  Lease cost related to these leases was $35 million and $34 million for the years ended December 31, 2020 and 2019, respectively.  Rent and other lease-related expenses were $32 million for the year ended December 31, 2018.  These leases are executed and maintained in a similar manner as those entered into with third parties.

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

As of December 31, 2020, the following transaction met the definition of a related person transaction pursuant to Item 404(a) of Regulation S-K.  This contract was subject to review by appropriate areas within the Partnership prior to execution.

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

Thomas P. Curran, a member of the Partnership's Executive Committee, has a brother, Doug Curran, who was a financial advisor during 2020 (and presently).  Doug Curran earned approximately $387,000 during 2020 and has been employed by the Partnership for 20 years.  The compensation program under which he is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Mr. Curran has another brother, Chris Curran, who was a financial advisor during 2020 (and presently).  Chris Curran earned approximately $341,000 during 2020 and has been employed by the Partnership for nine years.  The compensation program under which he is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2020	2019
Audit fees	$2,720	$2,827
Audit-related fees(1)	1,345	1,370
Tax fees(2)	688	814
Other(3)	6	7
Total fees	$4,759	$5,018

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)	Other primarily consists of fees for consulting services

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2020 and 2019.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	46

		Report of Independent Registered Public Accounting Firm	47

		Consolidated Statements of Financial Condition as of December 31, 2020 and 2019	49

		Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018	50

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2020, 2019, and 2018	51

		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	52

		Notes to Consolidated Financial Statements	53

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2020 and 2019	90

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2020, 2019, and 2018	91

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	92

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

EXHIBIT INDEX

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

3.18	*

Sixteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 18, 2020, incorporated by reference from Exhibit 3.18 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 25, 2020.

3.19	*

Seventeenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 22, 2020, incorporated by reference from Exhibit 3.18 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 25, 2020.

3.20	**	Eighteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 9, 2020.
3.21	**	Nineteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 11, 2020.
3.22	**	Twentieth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 21, 2021.
3.23	**	Twenty-first Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 5, 2021.
4.1	*

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

EXHIBIT INDEX

Exhibit Number		Description
10.4	*

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
March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 12, 2021
Penny Pennington	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	March 12, 2021
Kevin D. Bastien	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2020	2019
ASSETS:

Cash and cash equivalents	$323	$320

Investment securities	3	2

Investment in subsidiaries	3,356	3,109

Other assets	55	49

TOTAL ASSETS	$3,737	$3,480

LIABILITIES:

Accounts payable and accrued expenses	$148	$116

Partnership capital subject to mandatory redemption	$3,589	$3,364

TOTAL LIABILITIES	$3,737	$3,480

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
NET REVENUE
Subsidiary earnings	$1,271	$1,064	$970
Management fee income	1,852	1,411	99
Other	15	29	22

Total revenue	3,138	2,504	1,091

Interest expense	93	94	67

Net revenue	3,045	2,410	1,024

OPERATING EXPENSES
Compensation and benefits	1,759	1,317	33
Other operating expenses	1	1	1

Total operating expenses	1,760	1,318	34

INCOME BEFORE ALLOCATIONS TO PARTNERS	$1,285	$1,092	$990

Allocations to partners	(1,285)	(1,092)	(990)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,285	1,092	990
Changes in assets and liabilities:
Investment in subsidiaries	(1)	(513)	(134)
Investment securities	(247)	5	—
Other assets	(6)	(16)	(14)
Accounts payable and accrued expenses	—	1	1
Net cash provided by operating activities	1,031	569	843

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	50	432	60
Redemption of partnership interests	(214)	(216)	(199)
Distributions from partnership capital	(864)	(783)	(694)
Net cash used in financing activities	(1,028)	(567)	(833)

Net increase in cash and cash equivalents	3	2	10

CASH AND CASH EQUIVALENTS:

Beginning of year	320	318	308
End of year	$323	$320	$318

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$163	$164	$170
Repayment of partnership loans through distributions from partnership capital in current year	$182	$136	$135
Declaration of distributions from subsidiary in current year but received after year end	$474	$428	$56
Declared distributions for retired partnership capital in current year but unpaid at year end	$145	$109	$97

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – REVENUE AND EXPENSE

Beginning in 2019, the Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), has a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones made payments to the service partners of JFC on JFC's behalf for those services provided.  This arrangement did not have an impact on net income for the years ended December 31, 2020 and 2019 but resulted in higher management fee income of $1.7 billion and $1.3 billion, respectively, offset by higher compensation expense of $1.7 billion and $1.3 billion, respectively.