Form 10-Q
period 2021-03-26
JONES FINANCIAL COMPANIES LLLP
filed 2021-05-07
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2021

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

As of April 30, 2021, 1,232,817 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 26,	December 31,
(Dollars in millions)	2021	2020
ASSETS:
Cash and cash equivalents	$1,418	$1,125
Cash and investments segregated under federal regulations	18,062	17,918
Securities purchased under agreements to resell	1,759	1,714
Receivables from:
Clients	3,577	3,504
Mutual funds, insurance companies and other	877	818
Brokers, dealers and clearing organizations	258	223
Securities owned, at fair value:
Investment securities	448	1,302
Inventory securities	27	32
Lease right-of-use assets	916	915
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	620	620
Other assets	167	149

TOTAL ASSETS	$28,129	$28,320

LIABILITIES:
Payables to:
Clients	$21,415	$21,241
Brokers, dealers and clearing organizations	99	96
Accrued compensation and employee benefits	1,877	2,104
Lease liabilities	939	938
Accounts payable, accrued expenses and other	241	352
	24,571	24,731
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,235	1,237
Subordinated limited partners	583	538
General partners	1,403	1,300
Total	3,221	3,075
Reserve for anticipated withdrawals	337	514
Total partnership capital subject to mandatory redemption	3,558	3,589

TOTAL LIABILITIES	$28,129	$28,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 26, 2021	March 27,2020
Revenue:
Fee revenue
Asset-based	$2,209	$1,806
Account and activity	170	171
Total fee revenue	2,379	1,977
Trade revenue	442	493
Interest and dividends	38	83
Other revenue (loss), net	18	(30)
Total revenue	2,877	2,523
Interest expense	24	32
Net revenue	2,853	2,491
Operating expenses:
Compensation and benefits	2,039	1,764
Occupancy and equipment	134	131
Communications and data processing	104	101
Fund sub-adviser fees	56	42
Professional and consulting fees	31	29
Other operating expenses	109	121
Total operating expenses	2,473	2,188

Income before allocations to partners	380	303

Allocations to partners:
Limited partners	49	50
Subordinated limited partners	46	35
General partners	285	218
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$40.08	$34.90

Weighted average $1,000 equivalent limited partnership units outstanding	1,236,881	1,248,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 26, 2021 AND MARCH 27, 2020

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

Q1 2020:

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957
Partnership loans outstanding, December 31, 2019	—	4	356	360
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2019	1,249	527	1,541	3,317
Issuance of partnership interests	1	49	163	213
Redemption of partnership interests	(3)	(35)	(43)	(81)
Income allocated to partners	50	35	218	303
Distributions	—	—	(5)	(5)
Total partnership capital, including capital financed with partnership loans	1,297	576	1,874	3,747
Partnership loans outstanding, March 27, 2020	—	(1)	(422)	(423)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 27, 2020	$1,297	$575	$1,452	$3,324
Reserve for anticipated withdrawals	(50)	(35)	(183)	(268)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 27, 2020	$1,247	$540	$1,269	$3,056

Q1 2021:

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640	3,416
Issuance of partnership interests	3	60	211	274
Redemption of partnership interests	(5)	(16)	(50)	(71)
Income allocated to partners	49	46	285	380
Distributions	—	—	(3)	(3)
Total partnership capital, including capital financed with partnership loans	1,284	629	2,083	3,996
Partnership loans outstanding, March 26, 2021	—	—	(438)	(438)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 26, 2021	$1,284	$629	$1,645	$3,558
Reserve for anticipated withdrawals	(49)	(46)	(242)	(337)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 26, 2021	$1,235	$583	$1,403	$3,221

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 26, 2021	March 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	380	303
Depreciation and amortization	30	30

Changes in assets and liabilities:
Investments segregated under federal regulations	(857)	(3,105)
Securities purchased under agreements to resell	(45)	(52)
Net payable to clients	101	2,885
Net receivable from brokers, dealers and clearing organizations	(32)	(307)
Receivable from mutual funds, insurance companies and other	(59)	(56)
Securities owned	859	(52)
Lease right-of-use assets	(1)	(12)
Other assets	(18)	12
Lease liabilities	1	5
Accrued compensation and employee benefits	(227)	(346)
Accounts payable, accrued expenses and other	(111)	(85)
Net cash provided by (used in) operating activities	21	(780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(30)	(42)
Cash used in investing activities	(30)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	63	50
Redemption of partnership interests	(71)	(81)
Distributions from partnership capital	(403)	(312)
Net cash used in financing activities	(411)	(343)
Net decrease in cash, cash equivalents and restricted cash	(420)	(1,165)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,875	8,007
End of period	$6,455	$6,842

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of February 28, 2021 and November 30, 2020 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three month periods ended February 28, 2021 and February 29, 2020 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the periods ended March 26, 2021 and March 27, 2020, see Note 8 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").  Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  Given the ongoing uncertainty of the coronavirus pandemic and related events ("COVID-19") and its duration, the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report").  The results of operations for the three-month period ended March 26, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 2 – LEASES

For the three-month periods ended March 26, 2021 and March 27, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $78 and $75, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $75 and $86, respectively.  The weighted-average remaining lease term was four years as of both March 26, 2021 and December 31, 2020, and the weighted-average discount rate was 2.4% and 2.6%, respectively.

For the three-month periods ended March 26, 2021 and March 27, 2020, operating lease costs were $78 and $74, respectively, and variable lease costs not included in the lease liability were $14 and $15, respectively. Total lease cost for the three-month periods ended March 26, 2021 and March 27, 2020 was $92 and $89, respectively. The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

	March 26,	December 31,
	2021	2020
2021	$234	$300
2022	261	247
2023	204	190
2024	139	125
2025	78	65
Thereafter	69	60
Total lease payments	985	987
Less: Interest	46	49
Total present value of lease liabilities	$939	$938

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of March 26, 2021 and December 31, 2020, collateral held for receivables from clients was $4,058 and $4,035, respectively, and collateral held for securities purchased under agreements to resell was $1,789 and $1,743, respectively. As the fair value of the collateral either exceeded or was at least 100% of the amortized cost, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of March 26, 2021 and December 31, 2020.

As of March 26, 2021, December 31, 2020 and December 31, 2019, $615, $563 and $470, respectively, of the receivable from clients balance and $302, $285 and $291, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.  The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of March 26, 2020 and December 31, 2020.

The Partnership derived 13% and 14% of its total revenue for the three-month periods ended March 26, 2021 and March 27, 2020, respectively, from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Three Months Ended March 26, 2021			Three Months Ended March 27, 2020
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,640	$27	$1,667	$1,281	$19	$1,300
Service fees	366	25	391	316	24	340
Other asset-based fees	151	—	151	166	—	166
Total asset-based fee revenue	2,157	52	2,209	1,763	43	1,806
Account and activity fee revenue:
Shareholder accounting services fees	107	—	107	109	—	109
Other account and activity fee revenue	59	4	63	59	3	62
Total account and activity fee revenue	166	4	170	168	3	171
Total fee revenue	2,323	56	2,379	1,931	46	1,977
Trade revenue:
Commissions	419	14	433	464	13	477
Principal transactions	9	—	9	15	1	16
Total trade revenue	428	14	442	479	14	493
Total revenue from customers	2,751	70	2,821	2,410	60	2,470
Net interest and dividends and other revenue	28	4	32	13	8	21
Net revenue	$2,779	$74	$2,853	$2,423	$68	$2,491

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2020.

The Partnership did not have any assets or liabilities categorized as Level III during the three and twelve month periods ended March 26, 2021 and December 31, 2020, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	March 26, 2021
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$120	$—	$120
Money market funds	12	—	—	12
Total cash equivalents	$12	$120	$—	$132

Investments segregated under federal regulations:
U.S. treasuries	$12,904	$—	$—	$12,904
Certificates of deposit	—	100	—	100
Total investments segregated under federal regulations	$12,904	$100	$—	$13,004

Securities owned:
Investment securities:
Mutual funds(1)	$329	$—	$—	$329
Government and agency obligations	115	—	—	115
Equities	3	—	—	3
Certificates of deposit	—	1	—	1
Total investment securities	$447	$1	$—	$448

Inventory securities:
State and municipal obligations	$—	$9	$—	$9
Equities	8	—	—	8
Corporate bonds and notes	—	4	—	4
Mutual funds	3	—	—	3
Certificates of deposit	—	3	—	3
Total inventory securities	$11	$16	$—	$27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$120	$—	$120
Money market funds	41	—	—	41
Total cash equivalents	$41	$120	$—	$161

Investments segregated under federal regulations:
U.S. treasuries	$12,051	$—	$—	$12,051
Certificates of deposit	—	100	—	100
Total investments segregated under federal regulations	$12,051	$100	$—	$12,151

Securities owned:
Investment securities:
Government and agency obligations	$971	$—	$—	$971
Mutual funds(1)	327	—	—	327
Equities	3	—	—	3
Certificates of deposit	—	1	—	1
Total investment securities	$1,301	$1	$—	$1,302

Inventory securities:
Equities	$19	$—	$—	$19
State and municipal obligations	—	10	—	10
Corporate bonds and notes	—	2	—	2
Mutual funds	1	—	—	1
Total inventory securities	$20	$12	$—	$32

(1)

The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of March 26, 2021 and December 31, 2020, the outstanding amount of Partnership loans was $438 and $341, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $5 for the three-month periods ended March 26, 2021 and March 27, 2020, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Three Months Ended
	March 26,	March 27,
	2021	2020
Partnership loans outstanding at beginning of period	$341	$360
Partnership loans issued during the period	211	163
Repayment of Partnership loans during the period	(114)	(100)
Total Partnership loans outstanding	$438	$423

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 for both the three-month periods ended March 26, 2021 and March 27, 2020. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  In addition to issuances of Interests in prior periods, the Partnership issued approximately $1 and $3 of Interests under the 2018 Plan in early 2020, and 2021, respectively. The remaining $66 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.

NOTE 6 – NET CAPITAL REQUIREMENTS

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and capital compliance rules of the Financial Industry Regulatory Authority ("FINRA") Rule 4110.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions.  The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 26,	December 31,
	2021	2020
U.S.:
Net capital	$1,289	$1,306
Net capital in excess of the minimum required	$1,231	$1,248
Net capital as a percentage of aggregate debit items	44.2%	45.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.0%	23.1%

Canada:
Regulatory risk-adjusted capital	$55	$56
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$54	$47

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.  On June 14, 2019, the lone objector filed an appeal to the judgment approving the settlement. On January 31, 2020, the U.S. Court of Appeals for the Eighth Circuit denied the objector's appeal and affirmed the district court's approval of the class action settlement.  On February 6, 2020, the objector petitioned the Court of Appeals for a rehearing, which was denied on March 3, 2020. On October 5, 2020, the U.S. Supreme Court denied a petition for certiorari the objector filed on May 11, 2020 seeking review of the Court of Appeals' decision. Administration of the settlement has been completed.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted defendants' motion to dismiss.  The plaintiffs appealed the district court's dismissal of certain of their state law claims but did not appeal the dismissal of the remaining claims.  On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's decision, holding the district court has jurisdiction over the state law claims that were the subject of the plaintiffs' appeal, and remanded the case to the district court for further proceedings on those claims. On April 19, 2021, defendants filed a petition for panel rehearing and rehearing en banc, seeking a review of the Ninth Circuit panel's decision. Edward Jones and its affiliated entities and individuals deny the plaintiffs' allegations and intend to continue to vigorously defend this lawsuit.

Discrimination Class Action.  On May 24, 2018, Edward Jones and JFC were named as defendants in a putative class action lawsuit (Bland v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Northern District of Illinois by a former financial advisor under 42 U.S.C. § 1981, alleging that the defendants discriminated against the former financial advisor and other financial advisors and financial advisor trainees on the basis of race.  On July 27, 2018, two named plaintiffs filed an amended complaint adding allegations of discrimination and retaliation under 42 U.S.C. § 2000e, Title VII of the Civil Rights Act of 1964 and retaliation under 42 U.S.C. § 1981. Three named plaintiffs filed a second amended complaint on November 26, 2018 and a third amended complaint on December 30, 2020. The plaintiffs sought equitable and injunctive relief, as well as compensatory and punitive damages.  On May 4, 2021, the district court granted a motion plaintiffs filed on March 19, 2021 seeking preliminary approval of a settlement agreement reached by the parties. The court’s order authorizes administration of the settlement to begin.

Reimbursement Class Action.  On April 25, 2019, Edward Jones and JFC were named as defendants in a putative class action (Watson, et al. v. The Jones Financial Companies L.L.L.P., et al.) filed by two former financial advisors in the Superior Court of the State of California, Sacramento County.  Plaintiffs allege that defendants did not reimburse financial advisors and financial advisor trainees in California for certain categories of business expenses, which plaintiffs allege violates the California Labor Code and California Unfair Competition Law.  The lawsuit seeks damages and restitution as well as attorneys' fees and costs and equitable and injunctive relief.  On February 19, 2020, the plaintiffs filed a motion seeking the court's approval of a proposed class action settlement reached by the parties.  On November 16, 2020, the court granted final approval of the settlement. Administration of the settlement is substantially complete.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at March 26, 2021, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability is within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $12 as of March 26, 2021.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at March 26, 2021 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 26, 2021	March 27, 2020
Net revenue:
U.S.	$2,779	$2,423
Canada	74	68
Total net revenue	$2,853	$2,491

Pre-variable income:
U.S.	$841	$636
Canada	8	5
Total pre-variable income	$849	$641

Variable compensation:
U.S.	$460	$331
Canada	9	7
Total variable compensation	$469	$338

Income (loss) before allocations to partners:
U.S.	$381	$305
Canada	(1)	(2)
Total income before allocations to partners	$380	$303

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
March 26, 2021	$1,759	—	1,759	—	(1,759)	$—
December 31, 2020	$1,714	—	1,714	—	(1,714)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of all dates presented.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Three Months Ended
	March 26, 2021	March 27, 2020
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$211	$163
Repayment of partnership loans through distributions from partnership capital in current period	$114	$100

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 26, 2021	March 27, 2020
Cash and cash equivalents	$1,418	$1,072
Cash and investments segregated under federal regulations	18,062	12,269
Less: Investments segregated under federal regulations	13,025	6,499
Total cash, cash equivalents and restricted cash	$6,455	$6,842

Restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to Rule 15c3-3 under the Exchange Act.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and changes in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the purchase or sale of mutual fund shares and equities, as well as the purchase of insurance products.  Principal transactions revenue primarily results from the Partnership's distribution of, and participation in, principal trading activities in municipal obligations, over-the-counter corporate obligations and certificates of deposit. Trade revenue is impacted by trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

COVID-19

Beginning in 2020, the COVID-19 pandemic and the global governmental response, vaccination, and related impact on society and the economy have resulted in significant uncertainty in the global economy and volatility in financial markets (see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data of the Partnership’s Annual Report, respectively). Further economic and market events related to COVID-19 could negatively impact our future business operations and financial results.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three-month periods ended March 26, 2021 and March 27, 2020.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 26,	March 27,	%
	2021	2020	Change
Revenue:
Fee revenue:
Asset-based	$2,209	$1,806	22%
Account and activity	170	171	-1%
Total fee revenue	2,379	1,977	20%
% of net revenue	83%	79%	5%
Trade revenue	442	493	-10%
% of net revenue	15%	20%	0%
Net interest and dividends	14	51	-73%
Other revenue (loss), net	18	(30)	160%
Net revenue	2,853	2,491	15%
Operating expenses	2,473	2,188	13%
Income before allocations to partners	$380	$303	25%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$28	$35	-20%
Advisory programs	$18	$10	80%
Client households at period end	5.7	5.6	2%
Net new assets for the period ($ billions)(2)	$20	$19	5%
Client assets under care ($ billions):
Total:
At period end	$1,618	$1,157	40%
Average	$1,572	$1,286	22%
Advisory programs:
At period end	$596	$391	52%
Average	$575	$436	32%
Financial advisors (actual):
At period end	18,967	19,027	—
Average	19,093	18,863	1%
Attrition %(3)	8.2%	7.6%	n/a
Dow Jones Industrial Average (actual):
At period end	33,073	21,637	53%
Average for period	31,457	26,732	18%
S&P 500 Index (actual):
At period end	3,975	2,541	56%
Average for period	3,859	3,074	26%

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

First Quarter 2021 versus First Quarter 2020 Overview

The Partnership ended the first quarter of 2021 with a 40% increase in client assets under care to $1.6 trillion compared to the first quarter of 2020. Client assets under care experienced a significant increase due to higher market levels in the first quarter 2021 when compared to the lower market levels experienced at the end of the first quarter of 2020 due to the significant market volatility from the uncertainties surrounding the impacts of COVID-19.

Average client assets under care increased 22% to $1.6 trillion during the first quarter of 2021 compared to the same period in 2020 due to increases in the market value of client assets, as well as the cumulative impact of client dollars invested. Net new assets increased 5% to $20 billion during the first quarter of 2021 compared to the first quarter of 2020.

Advisory programs' average assets under care increased 32% to $575 billion in the first quarter of 2021 due to higher average market levels compared to the same period in 2020 and the continued investment of client assets into advisory programs.

Net revenue increased 15% to $2,853 for the first quarter of 2021 compared to the same period in 2020.  Results reflected a 22% increase in asset-based fee revenue, primarily due to average market increases, as well as the cumulative impact of net asset inflows into advisory programs in both 2021 and 2020. The increase in net revenue was partially offset by a decrease in trade revenue in the first quarter of 2021 compared to the same period in 2020. Trade revenue decreased primarily due to lower client dollars invested compared to the same period in 2020, which included a significant increase in client dollars invested in equities in March 2020 due to the significant market volatility from the uncertainties surrounding the impacts of COVID-19.

Operating expenses increased 13% to $2,473 in the first quarter of 2021 compared to the first quarter of 2020, primarily due to an increase in compensation and benefits expense. Financial advisor compensation increased due to an increase in revenues on which commissions are earned.  Variable compensation increased due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $380, a 25% increase from the first quarter of 2020.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 26, 2021 AND MARCH 27, 2020

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 20% to $2,379 in the first quarter of 2021 compared to the same period in 2020.  A discussion of fee revenue components follows.

	Three Months Ended
	March 26,	March 27,	%
	2021	2020	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,667	$1,300	28%
Service fees	391	340	15%
Other asset-based fees	151	166	-9%
Total asset-based fee revenue	2,209	1,806	22%
Account and activity fee revenue:
Shareholder accounting services fees	107	109	-2%
Other account and activity fee revenue	63	62	2%
Total account and activity fee revenue	170	171	-1%
Total fee revenue	$2,379	$1,977	20%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$565.3	$429.4	32%
Mutual fund assets held outside of advisory programs	$539.2	$445.0	21%
Insurance	$85.7	$75.4	14%
Cash solutions	$48.5	$36.0	35%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Overall asset-based fee revenue increased 22% to $2,209 in the first quarter of 2021 compared to the same period in 2020, primarily due to a 28% increase in revenue from advisory programs fees. Growth in advisory programs fees was due to higher average market levels in the first quarter of 2021 compared to the same period in 2020 and the continued investment of client assets in advisory programs. The decrease in other asset-based fee revenue in 2021 reflected declines in cash solutions revenue, primarily from increased fee waivers in order to maintain a positive client yield on the Money Market Fund following the decrease in the federal funds rate to near zero in March 2020. Due to the timing of the interest rate decrease in March 2020, fee waivers did not significantly impact asset-based fee revenue in the first quarter of 2020.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 10% to $442 in the first quarter of 2021 compared to the same period in 2020.  A discussion of trade revenue components follows.

	Three Months Ended
	March 26,		March 27,		%
	2021		2020		Change
Trade revenue:
Commissions revenue:
Mutual funds	$201		$204		-1%
Equities	168		207		-19%
Insurance products and other	64		66		-3%
Total commissions revenue	$433		$477		-9%
Principal transactions	9		16		-44%
Total trade revenue	$442		$493		-10%

Related metrics:
Client dollars invested ($ billions)(1)
Mutual funds	$12	43%	$11	31%	9%
Equities	12	43%	14	40%	-14%
Insurance products and other	2	7%	1	3%	100%
Principal transactions	2	7%	9	26%	-78%
Total client dollars invested	$28		$35		-20%

Margin per $1,000 invested	$15.8		$14.1		12%
U.S. business days	58		60		-3%

(1)	Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The decrease in trade revenue in the first quarter of 2021 compared to the same period in 2020 was primarily due to decreases in commissions revenue and principal transactions revenue.  Commissions revenue decreased primarily due to lower client dollars invested compared to the first quarter of 2020, which included a significant increase in client dollars invested in equities in March 2020 with lower securities prices as global markets were increasingly volatile due to the uncertainties surrounding the impacts of COVID-19. The decrease in trade revenue was partially offset by higher overall margins earned due to a change in product mix with a higher portion of client dollars invested in equities and mutual funds, which earn higher margins than principal transaction products. Despite higher overall margins, margins earned on mutual funds have decreased due to changes in mutual fund fee structures, which has resulted in a decrease in mutual funds revenue. Principal transactions revenue decreased as a result of a decrease in client dollars invested with lower interest rates on those products compared to the first quarter of 2020.

Net Interest and Dividends

Net interest and dividends revenue decreased 73% to $14 in the first quarter of 2021 compared to the same period in 2020 due to interest rates remaining at record low levels since the Federal Reserve cut the federal funds effective rate to near zero in March 2020, which was only partially reflected in the first quarter of 2020 results. Despite increases in short-term investment balances, interest revenue decreased due to the lower federal funds rate compared to the prior period. Interest revenue also decreased due to lower interest earned on client margin balances. The decrease in interest revenue was partially offset by a decrease in customer credit interest expense in 2021 compared to the same period in 2020. The majority of interest expense in the first quarter of 2021 consisted of the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners. The 7.5% rate is fixed and is not impacted by the low interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 13% to $2,473 in the first quarter of 2021 compared to the same period in 2020, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Three Months Ended
	March 26,	March 27,	%
	2021	2020	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,169	$1,030	13%
Home office and branch	401	396	1%
Variable compensation	469	338	39%
Total compensation and benefits	2,039	1,764	16%

Occupancy and equipment	134	131	2%
Communications and data processing	104	101	3%
Fund sub-adviser fees	56	42	33%
Professional and consulting fees	31	29	7%
Other operating expenses	109	121	-10%
Total operating expenses	$2,473	$2,188	13%

Related metrics (actual):
Number of branches:
At period end	15,363	15,229	1%
Average	15,358	15,159	1%
Financial advisors:
At period end	18,967	19,027	—
Average	19,093	18,863	1%
Branch office administrators(1):
At period end	17,062	17,220	-1%
Average	16,946	17,046	-1%
Home office associates(1):
At period end	7,090	7,152	-1%
Average	7,029	7,112	-1%
Home office associates(1) per 100 financial advisors (average)	36.8	37.7	-2%
Branch office administrators(1) per 100 financial advisors (average)	88.8	90.4	-2%
Operating expenses per financial advisor (average)(2)	$40,800	$41,245	-1%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The increase in operating expenses in the first quarter of 2021 compared to the same period in 2020 was primarily due to compensation and benefits expense (described below) increasing 16% to $2,039. Financial advisor compensation and benefits expense increased 13% in the first quarter of 2021 compared to the same period in 2020 due to an increase in revenues on which commissions are earned.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 39% to $469 in the first quarter of 2021 compared to the same period in 2020 due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of branch office administrators ("BOAs") per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In the first quarter of 2021, the average number of home office associates and BOAs per 100 financial advisors both decreased 2% compared to the same period in 2020.  Operating expenses per financial advisor decreased 1% in the first quarter of 2021 compared to the same period in 2020, due to relatively flat operating expenses (excluding financial advisor compensation, variable compensation and fund sub-advisor fees) spread across a slight increase in the average number of financial advisors.

The number of financial advisors decreased 60 to 18,967 at the end of the first quarter of 2021 compared to the end of the same period in the prior year. In response to the COVID-19 pandemic, the Partnership implemented measures to optimize firm resources and control costs, including a temporary pause on the recruitment of non-licensed financial advisors during 2020. The Partnership remains committed to financial advisor growth to continue to serve existing clients and future clients and create a positive impact in our communities by hiring both experienced financial advisors and non-licensed candidates in future periods. The Partnership has restarted hiring and is committed to an innovative and intentional strategy to grow its impact by offering a plan and resources for both current financial advisors and new hires. This approach may result in fewer financial advisors hired than historically experienced. Additionally, the Partnership continues to make investments in virtual business enablement tools to help its branch teams be successful with the ongoing limitations on in-person client prospecting and consultations.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Three Months Ended
	March 26,	March 27,	%
	2021	2020	Change
Net revenue:
U.S.	$2,779	$2,423	15%
Canada	74	68	9%
Total net revenue	2,853	2,491	15%

Operating expenses (excluding variable compensation):
U.S.	1,938	1,787	8%
Canada	66	63	5%
Total operating expenses	2,004	1,850	8%

Pre-variable income:
U.S.	841	636	32%
Canada	8	5	60%
Total pre-variable income	849	641	32%

Variable compensation:
U.S.	460	331	39%
Canada	9	7	29%
Total variable compensation	469	338	39%

Income (loss) before allocations to partners:
U.S.	381	305	25%
Canada	(1)	(2)	50%
Total income before allocations to partners	$380	$303	25%

Client assets under care ($ billions):
U.S.
At period end	$1,583.4	$1,133.9	40%
Average	$1,539.0	$1,259.7	22%
Canada
At period end	$34.1	$23.3	46%
Average	$32.7	$26.5	23%

Net new assets for the period ($ billions):
U.S.	$19.3	$18.0	7%
Canada	$0.8	$0.6	33%

Financial advisors (actual):
U.S.
At period end	18,077	18,124	0%
Average	18,196	17,977	1%
Canada
At period end	890	903	-1%
Average	897	886	1%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 15% to $2,779 in the first quarter of 2021 compared to the same period in 2020, primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 22% to $2,157 in the first quarter of 2021, led by an increase in advisory programs fees largely due to higher average market levels in the first quarter of 2021 compared to the same period in 2020, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 8% to $1,938 in the first quarter of 2021 compared to the same period in 2020 due to an increase in financial advisor compensation. Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned.

Canada

Net revenue increased 9% to $74 in the first quarter of 2021 compared to the same period in 2020, primarily due to increases in asset-based fee revenue.  Asset-based fee revenue increased 21% to $52 in the first quarter of 2021, led by higher average market levels in the first quarter of 2021 compared to the same period in 2020, as well as an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 5% to $66 in the first quarter of 2021 compared to the first quarter of 2020 due to an increase in financial advisor compensation. Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 30% and 32% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three-month periods ended March 26, 2021 and March 27, 2020, respectively. In addition, the Partnership derived 13% and 14% of its total revenue for the three-month periods ended March 26, 2021 and March 27, 2020, respectively, from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

As of March 26, 2021, the Partnership had $3,292 in cash, cash equivalents consisting of certificates of deposit and money market funds, and highly liquid investments consisting of securities purchased under agreements to resell and U.S. treasuries. Additionally, the Partnership had $3,221 in Partnership capital and no debt as of March 26, 2021.  The Partnership has committed and uncommitted lines of credit in place should a liquidity need arise but has not drawn upon these lines. The Partnership believes that its financial position remains strong as it addresses the uncertainty of the ongoing impacts of COVID-19 on the global economy and, based on current information, does not anticipate any significant changes to its current liquidity or capital position.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of a portion of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan.  In addition to issuances of Interests in prior periods, the Partnership issued approximately $1 million and $3 million of Interests under the 2018 Plan in early 2020, and 2021, respectively. The remaining $66 million of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future. Proceeds from the offering under the 2018 Plan were and are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs. The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at March 26, 2021, net of reserve for anticipated withdrawals, was $3,221, an increase of $146 from December 31, 2020.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($40) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($3, $60 and $211, respectively), partially offset by the net increase in Partnership loans outstanding ($97) and redemption of limited partner, subordinated limited partner and general partner interests ($5, $16 and $50, respectively).  During both of the three-month periods ended March 26, 2021 and March 27, 2020, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%.  The Partnership recognizes interest income for the interest earned related to these loans.  Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner.  The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership.  The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

	As of March 26, 2021
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,235	$583	$1,841	$3,659
Partnership capital owned by partners with individual loans	$179	$—	$980	$1,159
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	14%	0%	53%	32%

Individual loans:
Individual bank loans	$44	$—	$—	$44
Individual Partnership loans	—	—	438	438
Total individual loans	$44	$—	$438	$482
Individual loans as a percent of total Partnership capital	4%	0%	24%	13%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	0%	45%	42%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 26,	December 31,
	2021	2020
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of March 26, 2021, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of March 26, 2021 or December 31, 2020.  In addition, the Partnership did not have any draws against these lines of credit during the three-month period ended March 26, 2021.

Cash Activity

As of March 26, 2021, the Partnership had $1,418 in cash and cash equivalents and $1,759 in securities purchased under agreements to resell, which generally have overnight maturities. This totaled to $3,177 of Partnership liquidity as of March 26, 2021, a 12% increase from $2,839 at December 31, 2020.  The Partnership had $18,062 and $17,918 in cash and investments segregated under federal regulations as of March 26, 2021 and December 31, 2020, respectively, which was not available for general use. The Partnership held $115 and $971 in U.S. treasuries as of March 26, 2021 and December 31, 2020, respectively, to help facilitate cash management and maintain firm liquidity. The decrease in the U.S. treasuries balance was partly due to the timing of treasury maturities and balances in segregated accounts and was partially reflected in higher firm cash as of March 26, 2021. The increase in cash and investments segregated under federal regulations was primarily due to an increase in cash held in clients' accounts, resulting in a corresponding increase in payables to clients. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of FINRA Rule 4110.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions.  The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements.  Additionally, certain withdrawals of partnership capital require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer subsidiary is a registered broker-dealer regulated by IIROC.  Under the regulations prescribed by IIROC, the Partnership's Canada broker-dealer subsidiary is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s Canada broker-dealer subsidiary's assets and operations.

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 26,	December 31,
	2021	2020	% Change
U.S.:
Net capital	$1,289	$1,306	-1%
Net capital in excess of the minimum required	$1,231	$1,248	-1%
Net capital as a percentage of aggregate debit items	44.2%	45.0%	-2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.0%	23.1%	13%

Canada:
Regulatory risk-adjusted capital	$55	$56	-2%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$54	$47	15%

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.  These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets, and actions of the U.S. Federal Reserve and/or central banks outside of the United States; (2) regulatory actions; (3) changes in legislation or regulation; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

The COVID-19 pandemic and the global governmental response, vaccination, and related impact on society and the economy have resulted in significant uncertainty in the global economy and volatility in financial markets. Further economic and market events related to COVID-19 could negatively impact our future business operations and financial results.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $21.6  billion for the three-month period ended March 26, 2021.  These margin receivables and investments earned interest at an average annual rate of approximately 403 and 10 basis points (4.03% and 0.10%), respectively, during the first three months of 2021.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $122 million. This estimate reflects minimum contractual rates on certain balances. Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $17 million. A 100-basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 26, 2021.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 7 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's Annual Report.

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

Seventeenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 22, 2020, incorporated by reference from Exhibit 3.19 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 25, 2020.

3.20	*

Eighteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 9, 2020, incorporated by reference from Exhibit 3.20 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

3.21	*

Nineteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 11, 2020, incorporated by reference from Exhibit 3.21 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

3.22	*

Twentieth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 21, 2021, incorporated by reference from Exhibit 3.22 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

3.23	*

Twenty-first Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 5, 2021, incorporated by reference from Exhibit 3.23 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

3.24	**	Twenty-second Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 18, 2021.
3.25	**	Twenty-third Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 13, 2021.
31.1	**

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

PART II. OTHER INFORMATION

Item 6.        Exhibits, continued

Exhibit Number		Description
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation
101.DEF	**	XBRL Extension Definition
101.LAB	**	XBRL Taxonomy Extension Label
101.PRE	**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ Penny Pennington
Penny Pennington
Managing Partner (Principal Executive Officer)
May 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 7, 2021
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2021
Kevin D. Bastien