Form 10-Q
period 2021-06-25
JONES FINANCIAL COMPANIES LLLP
filed 2021-08-06
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2021

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

As of July 30, 2021, 1,230,379 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 25,	December 31,
(Dollars in millions)	2021	2020
ASSETS:
Cash and cash equivalents	$1,316	$1,125
Cash and investments segregated under federal regulations	17,791	17,918
Securities purchased under agreements to resell	1,085	1,714
Receivables from:
Clients	3,850	3,504
Mutual funds, insurance companies and other	851	818
Brokers, dealers and clearing organizations	253	223
Securities owned, at fair value:
Investment securities	767	1,302
Inventory securities	30	32
Lease right-of-use assets	921	915
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	638	620
Other assets	146	149

TOTAL ASSETS	$27,648	$28,320

LIABILITIES:
Payables to:
Clients	$21,005	$21,241
Brokers, dealers and clearing organizations	73	96
Accrued compensation and employee benefits	1,826	2,104
Lease liabilities	943	938
Accounts payable, accrued expenses and other	248	352
	24,095	24,731
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,232	1,237
Subordinated limited partners	583	538
General partners	1,492	1,300
Total	3,307	3,075
Reserve for anticipated withdrawals	246	514
Total partnership capital subject to mandatory redemption	3,553	3,589

TOTAL LIABILITIES	$27,648	$28,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 25, 2021	June 26,2020	June 25, 2021	June 26,2020
Revenue:
Fee revenue
Asset-based	$2,385	$1,718	$4,594	$3,524
Account and activity	171	160	341	331
Total fee revenue	2,556	1,878	4,935	3,855
Trade revenue	437	395	879	888
Interest and dividends	40	41	78	124
Other revenue, net	24	34	42	4
Total revenue	3,057	2,348	5,934	4,871
Interest expense	23	23	47	55
Net revenue	3,034	2,325	5,887	4,816
Operating expenses:
Compensation and benefits	2,148	1,646	4,187	3,410
Occupancy and equipment	135	130	269	261
Communications and data processing	115	106	219	207
Fund sub-adviser fees	59	44	115	86
Professional and consulting fees	34	23	65	52
Other operating expenses	100	88	209	209
Total operating expenses	2,591	2,037	5,064	4,225

Income before allocations to partners	443	288	823	591

Allocations to partners:
Limited partners	58	42	107	92
Subordinated limited partners	52	34	98	69
General partners	333	212	618	430
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$46.66	$33.10	$86.74	$68.00

Weighted average $1,000 equivalent limited partnership units outstanding	1,231,702	1,244,724	1,234,095	1,246,549

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 25, 2021

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640	3,416
Issuance of partnership interests	3	60	211	274
Redemption of partnership interests	(5)	(16)	(50)	(71)
Income allocated to partners	49	46	285	380
Distributions	—	—	(3)	(3)
Total partnership capital, including capital financed with partnership loans, March 26, 2021	1,284	629	2,083	3,996
Issuance of partnership interests	2	—	9	11
Redemption of partnership interests	(5)	—	(8)	(13)
Income allocated to partners	58	52	333	443
Distributions	(10)	(82)	(397)	(489)
Total partnership capital, including capital financed with partnership loans, June 25, 2021	1,329	599	2,020	3,948
Partnership loans outstanding, June 25, 2021	—	—	(395)	(395)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 25, 2021	$1,329	$599	$1,625	$3,553
Reserve for anticipated withdrawals	(97)	(16)	(133)	(246)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 25, 2021	$1,232	$583	$1,492	$3,307

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 25, 2021	June 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	823	591
Depreciation and amortization	61	62

Changes in assets and liabilities:
Investments segregated under federal regulations	43	(4,702)
Securities purchased under agreements to resell	629	250
Net payable to clients	(582)	3,138
Net receivable from brokers, dealers and clearing organizations	(53)	(2)
Receivable from mutual funds, insurance companies and other	(33)	(30)
Securities owned	537	(72)
Lease right-of-use assets	(6)	(14)
Other assets	3	69
Lease liabilities	5	9
Accrued compensation and employee benefits	(278)	(345)
Accounts payable, accrued expenses and other	(104)	(74)
Net cash provided by (used in) operating activities	1,045	(1,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(79)	(80)
Cash used in investing activities	(79)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	65	50
Redemption of partnership interests	(84)	(87)
Distributions from partnership capital	(840)	(626)
Net cash used in financing activities	(859)	(663)
Net increase (decrease) in cash, cash equivalents and restricted cash	107	(1,863)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,875	8,007
End of period	$6,982	$6,144

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2021 and November 30, 2020 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and six-month periods ended May 31, 2021 and 2020 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and six-month periods ended June 25, 2021 and June 26, 2020, see Note 8 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust.  Passport Research, Ltd., a wholly owned subsidiary of the Partnership, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles, which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  Given the ongoing uncertainty of the coronavirus pandemic and related events ("COVID-19") and its duration, the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report").  The results of operations for the three- and six-month periods ended June 25, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 2 – LEASES

For the three- and six-month periods ended June 25, 2021 and June 26, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $82 and $160 and $76 and $151, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $80 and $155 and $75 and $161, respectively.  The weighted-average remaining lease term was four years as of both June 25, 2021 and December 31, 2020, and the weighted-average discount rate was 2.3% and 2.6%, respectively.

For the three- and six-month periods ended June 25, 2021 and June 26, 2020, operating lease costs were $80 and $158 and $75 and $149, respectively, and variable lease costs not included in the lease liability were $15 and $29 and $15 and $30, respectively. Total lease cost for the three- and six-month periods ended June 25, 2021 and June 26, 2020 was $95 and $187 and $90 and $179, respectively. The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

	June 25,	December 31,
	2021	2020
2021	$159	$300
2022	276	247
2023	220	190
2024	154	125
2025	94	65
Thereafter	84	60
Total lease payments	987	987
Less: Interest	44	49
Total present value of lease liabilities	$943	$938

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of June 25, 2021 and December 31, 2020, collateral held for receivables from clients was $4,400 and $4,035, respectively, and collateral held for securities purchased under agreements to resell was $1,101 and $1,743, respectively. As the fair value of the collateral either exceeded or was at least 100% of the amortized cost, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of June 25, 2021 and December 31, 2020.

As of June 25, 2021, December 31, 2020 and December 31, 2019, $647, $563 and $470, respectively, of the receivable from clients balance and $325, $285 and $291, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.  The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of June 25, 2021 and December 31, 2020.

The Partnership derived 11% and 12% of its total revenue for the three- and six-month periods ended June 25, 2021, respectively, and 13% and 14% of its total revenue for the three- and six-month periods ended June 26, 2020, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended June 25, 2021			Three Months Ended June 26, 2020
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,782	$31	$1,813	$1,238	$20	$1,258
Service fees	388	29	417	304	19	323
Other asset-based fees	155	—	155	137	—	137
Total asset-based fee revenue	2,325	60	2,385	1,679	39	1,718
Account and activity fee revenue:
Shareholder accounting services fees	109	—	109	104	—	104
Other account and activity fee revenue	59	3	62	53	3	56
Total account and activity fee revenue	168	3	171	157	3	160
Total fee revenue	2,493	63	2,556	1,836	42	1,878
Trade revenue:
Commissions	412	14	426	364	14	378
Principal transactions	10	1	11	16	1	17
Total trade revenue	422	15	437	380	15	395
Total revenue from customers	2,915	78	2,993	2,216	57	2,273
Net interest and dividends and other revenue	39	2	41	45	7	52
Net revenue	$2,954	$80	$3,034	$2,261	$64	$2,325

	Six Months Ended June 25, 2021			Six Months Ended June 26, 2020
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,422	$58	$3,480	$2,519	$39	$2,558
Service fees	754	54	808	620	43	663
Other asset-based fees	306	—	306	303	—	303
Total asset-based fee revenue	4,482	112	4,594	3,442	82	3,524
Account and activity fee revenue:
Shareholder accounting services fees	216	—	216	213	—	213
Other account and activity fee revenue	118	7	125	112	6	118
Total account and activity fee revenue	334	7	341	325	6	331
Total fee revenue	4,816	119	4,935	3,767	88	3,855
Trade revenue:
Commissions	831	28	859	828	27	855
Principal transactions	19	1	20	31	2	33
Total trade revenue	850	29	879	859	29	888
Total revenue from customers	5,666	148	5,814	4,626	117	4,743
Net interest and dividends and other revenue	67	6	73	58	15	73
Net revenue	$5,733	$154	$5,887	$4,684	$132	$4,816

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2020.

The Partnership did not have any assets or liabilities categorized as Level III during the six- and twelve-month periods ended June 25, 2021 and December 31, 2020, respectively.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	June 25, 2021
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$120	$—	$120
Money market funds	29	—	—	29
Total cash equivalents	$29	$120	$—	$149

Investments segregated under federal regulations:
U.S. treasuries	$12,098	$—	$—	$12,098

Securities owned:
Investment securities:
Mutual funds(1)	$348	$—	$—	$348
Government and agency obligations	315	—	—	315
Certificates of deposit	—	100	—	100
Equities	4	—	—	4
Total investment securities	$667	$100	$—	$767

Inventory securities:
State and municipal obligations	$—	$15	$—	$15
Equities	8	—	—	8
Mutual funds	5	—	—	5
Corporate bonds and notes	—	1	—	1
Certificates of deposit	—	1	—	1
Total inventory securities	$13	$17	$—	$30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$120	$—	$120
Money market funds	41	—	—	41
Total cash equivalents	$41	$120	$—	$161

Investments segregated under federal regulations:
U.S. treasuries	$12,051	$—	$—	$12,051
Certificates of deposit	—	100	—	100
Total investments segregated under federal regulations	$12,051	$100	$—	$12,151

Securities owned:
Investment securities:
Government and agency obligations	$971	$—	$—	$971
Mutual funds(1)	327	—	—	327
Equities	3	—	—	3
Certificates of deposit	—	1	—	1
Total investment securities	$1,301	$1	$—	$1,302

Inventory securities:
Equities	$19	$—	$—	$19
State and municipal obligations	—	10	—	10
Corporate bonds and notes	—	2	—	2
Mutual funds	1	—	—	1
Total inventory securities	$20	$12	$—	$32

(1)

The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of June 25, 2021 and December 31, 2020, the outstanding amount of Partnership loans was $395 and $341, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $4 and $7 for the three- and six-month periods ended June 25, 2021, respectively, and $3 and $8 for the three- and six-month periods ended June 26, 2020, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Six Months Ended
	June 25,	June 26,
	2021	2020
Partnership loans outstanding at beginning of period	$341	$360
Partnership loans issued during the period	220	163
Repayment of Partnership loans during the period	(166)	(135)
Total Partnership loans outstanding	$395	$388

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 and $46 for the three- and six-month periods ended June 25, 2021, respectively, and $24 and $47 for the three- and six-month periods ended June 26, 2020, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  In addition to issuances of Interests in prior periods, the Partnership issued approximately $1 and $5 of Interests under the 2018 Plan in 2020 and the first half of 2021, respectively. The remaining $64 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 25,	December 31,
	2021	2020
U.S.:
Net capital	$1,348	$1,306
Net capital in excess of the minimum required	$1,285	$1,248
Net capital as a percentage of aggregate debit items	42.7%	45.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.6%	23.1%

Canada:
Regulatory risk-adjusted capital	$52	$56
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$52	$47

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

Securities Class Action.  On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California.  The lawsuit was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs.  The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages.  On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain affiliated entities and individuals as defendants, withdrew the claims under the Securities Act, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations.  The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted defendants' motion to dismiss.  The plaintiffs appealed the district court's dismissal of certain of their state law claims but did not appeal the dismissal of the remaining claims.  On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's decision, holding the district court has jurisdiction over the state law claims that were the subject of the plaintiffs' appeal, and remanded the case to the district court for further proceedings on those claims. On May 14, 2021, the Ninth Circuit panel denied defendants' April 19, 2021 petition for panel rehearing and rehearing en banc. On May 20, 2021, defendants filed a motion to stay further proceedings pending defendants' filing of a petition for certiorari with the U.S. Supreme Court, which the Ninth Circuit granted on May 21, 2021. Edward Jones and its affiliated entities and individuals deny the plaintiffs' allegations and intend to continue to vigorously defend this lawsuit.

Discrimination Class Action.  On May 24, 2018, Edward Jones and JFC were named as defendants in a putative class action lawsuit (Bland v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Northern District of Illinois by a former financial advisor under 42 U.S.C. § 1981, alleging that the defendants discriminated against the former financial advisor and other financial advisors and financial advisor trainees on the basis of race.  On July 27, 2018, two named plaintiffs filed an amended complaint adding allegations of discrimination and retaliation under 42 U.S.C. § 2000e, Title VII of the Civil Rights Act of 1964 and retaliation under 42 U.S.C. § 1981. Three named plaintiffs filed a second amended complaint on November 26, 2018 and a third amended complaint on December 30, 2020. The plaintiffs sought equitable and injunctive relief, as well as compensatory and punitive damages.  On May 4, 2021, the district court granted a motion plaintiffs filed on March 19, 2021 seeking preliminary approval of a settlement agreement reached by the parties. On July 1, 2021, plaintiffs filed a motion seeking final approval of the settlement.  The district court granted the motion at a hearing on July 12, 2021 and issued a final approval order on July 15, 2021.  The settlement is in the process of being administered.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at June 25, 2021, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability is within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $13 as of June 25, 2021.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at June 25, 2021 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net revenue:
U.S.	$2,954	$2,261	$5,733	$4,684
Canada	80	64	154	132
Total net revenue	$3,034	$2,325	$5,887	$4,816

Pre-variable income:
U.S.	$915	$569	$1,756	$1,205
Canada	13	9	21	14
Total pre-variable income	$928	$578	$1,777	$1,219

Variable compensation:
U.S.	$473	$283	$933	$614
Canada	12	7	21	14
Total variable compensation	$485	$290	$954	$628

Income before allocations to partners:
U.S.	$442	$286	$823	$591
Canada	1	2	—	—
Total income before allocations to partners	$443	$288	$823	$591

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
June 25, 2021	$1,085	—	1,085	—	(1,085)	$—
December 31, 2020	$1,714	—	1,714	—	(1,714)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of all dates presented.

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Six Months Ended
	June 25, 2021	June 26, 2020
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$220	$163
Repayment of partnership loans through distributions from partnership capital in current period	$166	$135

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 25, 2021	June 26, 2020
Cash and cash equivalents	$1,316	$1,228
Cash and investments segregated under federal regulations	17,791	13,012
Less: Investments segregated under federal regulations	12,125	8,096
Total cash, cash equivalents and restricted cash	$6,982	$6,144

Restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to Rule 15c3-3 under the Exchange Act.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership.  Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Part I, Item 1 – Financial Statements of this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the period ended March 26, 2021, and Part II, Item 8 – Financial Statements and Supplementary Data of the Partnership’s Annual Report.  All amounts are presented in millions, except as otherwise noted.

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three- and six-month periods ended June 25, 2021 and June 26, 2020.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 25,	June 26,	%	June 25,	June 26,	%
	2021	2020	Change	2021	2020	Change
Revenue:
Fee revenue:
Asset-based	$2,385	$1,718	39%	$4,594	$3,524	30%
Account and activity	171	160	7%	341	331	3%
Total fee revenue	2,556	1,878	36%	4,935	3,855	28%
% of net revenue	84%	81%	4%	84%	80%	5%
Trade revenue	437	395	11%	879	888	-1%
% of net revenue	14%	17%	-15%	15%	18%	-19%
Net interest and dividends	17	18	-6%	31	69	-55%
Other revenue, net	24	34	29%	42	4	950%
Net revenue	3,034	2,325	30%	5,887	4,816	22%
Operating expenses	2,591	2,037	27%	5,064	4,225	20%
Income before allocations to partners	$443	$288	54%	$823	$591	39%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$27	$27	—	$55	$62	-11%
Advisory programs	$20	$8	150%	$38	$18	111%
Client households at period end	5.8	5.6	4%	5.8	5.6	4%
Net new assets for the period ($ billions)(2)	$23	$15	53%	$43	$34	26%
Client assets under care ($ billions):
Total:
At period end	$1,714	$1,305	31%	$1,714	$1,305	31%
Average	$1,674	$1,249	34%	$1,624	$1,283	27%
Advisory programs:
At period end	$646	$452	43%	$646	$452	43%
Average	$625	$428	46%	$600	$438	37%
Financial advisors (actual):
At period end	18,855	19,161	-2%	18,855	19,161	-2%
Average	18,913	19,121	-1%	19,008	18,987	—
Attrition %(3)	6.6%	5.0%	n/a	7.4%	6.3%	n/a
Dow Jones Industrial Average (actual):
At period end	34,434	25,016	38%	34,434	25,016	38%
Average for period	34,045	24,413	39%	32,801	25,576	28%
S&P 500 Index (actual):
At period end	4,281	3,009	42%	4,281	3,009	42%
Average for period	4,165	2,911	43%	4,018	2,994	34%

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

Second Quarter 2021 versus Second Quarter 2020 Overview

The Partnership ended the second quarter of 2021 with a 31% increase in client assets under care to $1.7 trillion compared to the end of the second quarter of 2020. Average client assets under care were also $1.7 trillion during the second quarter of 2021, a 34% increase compared to the same period in 2020 due to increases in the market value of client assets, as well as the cumulative impact of client dollars invested. Net new assets increased 53% to $23 billion during the second quarter of 2021 compared to the second quarter of 2020.

Advisory programs' average assets under care increased 46% to $625 billion in the second quarter of 2021 due to higher average market levels compared to the same period in 2020 and the continued increase in investment of client assets into advisory programs.

Net revenue increased 30% to $3,034 for the second quarter of 2021 compared to the same period in 2020.  Results reflected a 39% increase in asset-based fee revenue, primarily due to average market increases, as well as the cumulative impact of net asset inflows into advisory programs in both 2021 and 2020. The increase in net revenue was also due to an 11% increase in trade revenue in the second quarter of 2021 compared to the same period in 2020. Trade revenue increased primarily due to higher overall margins earned.

Operating expenses increased 27% to $2,591 in the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in compensation and benefits expense. Financial advisor compensation increased due to an increase in revenues on which commissions are earned. Variable compensation increased due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. Despite the increase in operating expenses, the Partnership continued to experience ongoing cost savings from limits on travel and in-person events due to COVID-19.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $443, a 54% increase from the second quarter of 2020.

Six Months Ended June 25, 2021 versus Six Months Ended June 26, 2020 Overview

Average client assets under care increased 27% to $1.6 trillion during the first half of 2021 compared to the same period in 2020 due to increases in the market value of client assets, as well as the cumulative impact of client dollars invested. Net new assets increased 26% to $43 billion during the first half of 2021 compared to the first half of 2020.

Advisory programs' average assets under care increased 37% in the first half of 2021 to $600 billion due to higher average market levels compared to the same period in 2020 and the continued increase in investment of client assets into advisory programs.

Net revenue increased 22% to $5,887 for the first half of 2021 compared to the same period in 2020.  Results reflected a 30% increase in asset-based fee revenue, primarily due to average market increases, as well as the cumulative impact of net asset inflows into advisory programs in both 2021 and 2020.

Operating expenses increased 20% to $5,064 in the first half of 2021 compared to 2020, primarily due to an increase in compensation and benefits expense. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned. Variable compensation increased due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. Despite the increase in operating expenses, the Partnership continued to experience ongoing cost savings from limits on travel and in-person events due to COVID-19.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $823, a 39% increase from the first half of 2020.

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

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 25, 2021 AND JUNE 26, 2020

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 36% to $2,556 and 28% to $4,935 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020.  A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 25,	June 26,	%	June 25,	June 26,	%
	2021	2020	Change	2021	2020	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,813	$1,258	44%	$3,480	$2,558	36%
Service fees	417	323	29%	808	663	22%
Other asset-based fees	155	137	13%	306	303	1%
Total asset-based fee revenue	2,385	1,718	39%	4,594	3,524	30%
Account and activity fee revenue:
Shareholder accounting services fees	109	104	5%	216	213	1%
Other account and activity fee revenue	62	56	11%	125	118	6%
Total account and activity fee revenue	171	160	7%	341	331	3%
Total fee revenue	$2,556	$1,878	36%	$4,935	$3,855	28%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$613.7	$420.8	46%	$589.9	$430.9	37%
Mutual fund assets held outside of advisory programs	$571.3	$430.5	33%	$555.6	$443.6	25%
Insurance	$89.0	$72.3	23%	$87.5	$74.6	17%
Cash solutions	$48.9	$38.7	26%	$48.7	$37.1	31%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Overall asset-based fee revenue increased 39% to $2,385 and 30% to $4,594 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020, primarily due to increases in revenue from advisory programs fees, as well as increases in service fee revenue. Growth in revenue from advisory programs and service fees was due to higher average market levels in the second quarter and first half of 2021 compared to the same periods in 2020, as well as the continued increase in investment of client assets in advisory programs and mutual fund assets held outside of advisory programs. Other asset-based fee revenue increased in the second quarter and first half of 2021 compared to the same periods in 2020 due to the growth in client asset values in non-advisory programs. These increases were partially offset by declines in cash solutions revenue, which continues to be negatively impacted by increased fee waivers in order to maintain a positive client yield on the Money Market Fund following the decrease in the federal funds rate to near zero in March 2020.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 11% to $437 and decreased 1% to $879 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020.  A discussion of trade revenue components follows.

	Three Months Ended					Six Months Ended
	June 25,		June 26,		%	June 25,		June 26,		%
	2021		2020		Change	2021		2020		Change
Trade revenue:
Commissions revenue:
Mutual funds	$206		$150		37%	$407		$354		15%
Equities	148		164		-10%	316		371		-15%
Insurance products and other	72		64		13%	136		130		5%
Total commissions revenue	$426		$378		13%	$859		$855		—
Principal transactions	11		17		-35%	20		33		-39%
Total trade revenue	$437		$395		11%	$879		$888		-1%

Related metrics:
Client dollars invested ($ billions)(1)
Mutual funds	$13	49%	$8	30%	63%	$25	46%	$19	31%	32%
Equities	10	37%	11	41%	-9%	22	40%	25	40%	-12%
Insurance products and other	2	7%	2	7%	—	4	7%	3	5%	33%
Principal transactions	2	7%	6	22%	-67%	4	7%	15	24%	-73%
Total client dollars invested	$27		$27		—	$55		$62		-11%

Margin per $1,000 invested	$16.4		$14.8		11%	$16.1		$14.3		13%
U.S. business days	63		63		—	121		123		-2%

(1)	Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The 11% increase in trade revenue in the second quarter of 2021 compared to the same period in 2020 was primarily due to increases in overall margin earned. Overall margin earned increased due to a change in product mix with a higher portion of client dollars invested in mutual funds, which earn higher margins than equities and principal transaction products. Despite higher overall margins, margins earned on mutual funds have decreased due to changes in mutual fund fee structures, which has partially offset the increase in mutual funds revenue. Principal transactions revenue decreased as a result of a decrease in client dollars invested with lower interest rates on those products compared to the second quarter of 2020.

The 1% decrease in trade revenue for the first half of 2021 compared to the same period in 2020 was primarily due to decreases in equity commissions revenue and principal transactions revenue. The decrease in equity commissions revenue was primarily due to lower client dollars invested in equities compared to the first half of 2020, which had lower securities prices with market volatility related to COVID-19. The decrease in equity commissions revenue was partially offset by an increase in other commissions revenue in the first half of 2021 compared to the same period in 2020, primarily due to a change in the product mix with a higher portion of client dollars invested in mutual funds, which earn higher margins than equities and principal transaction products, resulting in an overall higher margin earned compared to the second half of 2020. Principal transactions revenue decreased as a result of a decrease in client dollars invested, due to lower interest rates on those products compared to the first half of 2020.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

Net interest and dividends revenue slightly decreased to $17 in the second quarter of 2021 compared to the second quarter of 2020 due to lower average interest rates earned on short-term investment balances. In the first half of 2021, net interest and dividends revenue decreased 55% to $31 compared to the same period in 2020 primarily due to interest rates remaining at record low levels since the Federal Reserve cut the federal funds effective rate to near zero in March 2020, which began impacting results in the second quarter of 2020 and therefore was only partially reflected in the results of the first half of 2020. Despite increases in short-term investment balances and client margin balances in the first half of 2021, interest income decreased from lower average interest rates earned on those balances compared to the same period in 2020. The decrease in interest revenue was partially offset by a decrease in customer credit interest expense in the first half of 2021 compared to the same period in 2020.

The majority of interest expense in the second quarter and first half of 2021 consisted of the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners. The 7.5% rate is fixed and is not impacted by the low interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 27% to $2,591 and 20% to $5,064 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Three Months Ended			Six Months Ended
	June 25,	June 26,	%	June 25,	June 26,	%
	2021	2020	Change	2021	2020	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,237	$962	29%	$2,406	$1,992	21%
Home office and branch	426	394	8%	827	790	5%
Variable compensation	485	290	67%	954	628	52%
Total compensation and benefits	2,148	1,646	30%	4,187	3,410	23%

Occupancy and equipment	135	130	4%	269	261	3%
Communications and data processing	115	106	8%	219	207	6%
Fund sub-adviser fees	59	44	34%	115	86	34%
Professional and consulting fees	34	23	48%	65	52	25%
Other operating expenses	100	88	14%	209	209	—
Total operating expenses	$2,591	$2,037	27%	$5,064	$4,225	20%

Related metrics (actual):
Number of branches:
At period end	15,377	15,356	—	15,377	15,356	—
Average	15,376	15,299	1%	15,368	15,229	1%
Financial advisors:
At period end	18,855	19,161	-2%	18,855	19,161	-2%
Average	18,913	19,121	-1%	19,008	18,987	—
Branch office administrators(1):
At period end	17,249	16,632	4%	17,249	16,632	4%
Average	17,155	16,824	2%	17,049	16,894	1%
Home office associates(1):
At period end	7,128	6,921	3%	7,128	6,921	3%
Average	7,102	7,047	1%	7,062	7,069	—
Home office associates(1) per 100 financial advisors (average)	37.6	36.9	2%	37.2	37.2	—
Branch office administrators(1) per 100 financial advisors (average)	90.7	88.0	3%	89.7	89.0	1%
Operating expenses per financial advisor (average)(2)	$42,828	$38,753	11%	$83,596	$80,002	4%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The increase in operating expenses in the second quarter and first half of 2021 compared to the same periods in 2020 was primarily due to compensation and benefits expense (described below) increasing 30% to $2,148 and 23% to $4,187, respectively.

Financial advisor compensation and benefits expense increased 29% to $1,237 and 21% to $2,406 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020 due to an increase in revenues on which commissions are earned.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 67% to $485 and 52% to $954 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020 due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of branch office administrators ("BOAs") per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs. The average number of home office associates and BOAs per 100 financial advisors increased 2% and 3%, respectively, in the second quarter of 2021 compared to the same period in 2020. In the first half of 2021, the average number of home office associates and BOAs per 100 financial advisors stayed constant and increased 1%, respectively, compared to the first half of 2020.  Operating expenses per financial advisor increased 11% and 4% in the second quarter and first half of 2021, respectively, compared to the same periods in 2020, due to the increase in operating expenses (excluding financial advisor compensation, variable compensation and fund sub-advisor fees), which were spread across a decreased average number of financial advisors in the second quarter of 2021 and a slightly increased average number of financial advisors in the first half of 2021.

The number of financial advisors decreased 306 to 18,855 at the end of the second quarter of 2021 compared to the end of the same period in the prior year. In response to the COVID-19 pandemic, the Partnership implemented measures to optimize firm resources and control costs, including a temporary pause on the recruitment of non-licensed financial advisors during 2020. The Partnership remains committed to financial advisor growth to continue to serve existing clients and future clients and create a positive impact in our communities by hiring both experienced financial advisors and non-licensed candidates in future periods. The Partnership has restarted hiring and is committed to an innovative and intentional strategy to grow its impact by offering a plan and resources for both current financial advisors and new hires that is intended to help promote branch team success. This approach may result in fewer financial advisors hired than in past periods.

Despite the increase in operating expenses, the Partnership continued to experience ongoing cost savings from limits on travel and in-person events due to COVID-19. The Partnership continues to assess the measures adopted in response to the COVID-19 pandemic.  In the event the Partnership begins to experience adverse impacts in response to further economic or market events, the Partnership may consider resuming or adopting measures to reduce future operating expenses.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Three Months Ended			Six Months Ended
	June 25,	June 26,	%	June 25,	June 26,	%
	2021	2020	Change	2021	2020	Change
Net revenue:
U.S.	$2,954	$2,261	31%	$5,733	$4,684	22%
Canada	80	64	25%	154	132	17%
Total net revenue	3,034	2,325	30%	5,887	4,816	22%

Operating expenses (excluding variable compensation):
U.S.	2,039	1,692	21%	3,977	3,479	14%
Canada	67	55	22%	133	118	13%
Total operating expenses	2,106	1,747	21%	4,110	3,597	14%

Pre-variable income:
U.S.	915	569	61%	1,756	1,205	46%
Canada	13	9	44%	21	14	50%
Total pre-variable income	928	578	61%	1,777	1,219	46%

Variable compensation:
U.S.	473	283	67%	933	614	52%
Canada	12	7	71%	21	14	50%
Total variable compensation	485	290	67%	954	628	52%

Income before allocations to partners:
U.S.	442	286	55%	823	591	39%
Canada	1	2	-50%	—	—	—
Total income before allocations to partners	$443	$288	54%	$823	$591	39%

Client assets under care ($ billions):
U.S.
At period end	$1,677.2	$1,278.9	31%	$1,677.2	$1,278.9	31%
Average	$1,638.5	$1,223.5	34%	$1,589.5	$1,257.0	26%
Canada
At period end	$36.7	$26.6	38%	$36.7	$26.6	38%
Average	$35.7	$25.2	42%	$34.2	$26.2	31%

Net new assets for the period ($ billions):
U.S.	$21.7	$14.6	49%	$41.0	$32.6	26%
Canada	$0.7	$0.5	40%	$1.5	$1.1	36%

Financial advisors (actual):
U.S.
At period end	17,977	18,221	-1%	17,977	18,221	-1%
Average	18,030	18,202	-1%	18,118	18,084	—
Canada
At period end	878	940	-7%	878	940	-7%
Average	883	919	-4%	890	903	-1%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 31% to $2,954 and 22% to $5,733 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020 primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 39% to $2,325 and 30% to $4,482 in the second quarter and first half of 2021, respectively, led by an increase in revenue from advisory programs fees primarily due to higher average market levels in the second quarter and first half of 2021 compared to the same periods in 2020, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 21% to $2,039 and 14% to $3,977 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020 due to an increase in financial advisor compensation and benefits expense primarily due to an increase in revenues on which commissions are earned.

Canada

Net revenue increased 25% to $80 and 17% to $154 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020, primarily due to increases in asset-based fee revenue.  Asset-based fee revenue increased 54% to $60 and 37% to $112 in the second quarter and first half of 2021, respectively, led by an increase in revenue from advisory programs fees primarily due to higher average market levels in the second quarter and first half of 2021 compared to the same periods in 2020, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 22% to $67 and 13% to $133 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020 primarily due to an increase in financial advisor compensation and benefits expense. Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership earned approximately 31% of its total revenue from sales and services related to mutual fund and insurance products for each of the three- and six-month periods ended June 25, 2021 and June 26, 2020. In addition, the Partnership derived 11% and 12% of its total revenue for the three- and six-month periods ended June 25, 2021, respectively, and 13% and 14% of its total revenue for the three- and six-month periods ended June 26, 2020, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

As of June 25, 2021, the Partnership had $2,401 in cash, cash equivalents consisting of certificates of deposit and money market funds, and highly liquid investments consisting of securities purchased under agreements to resell. Additionally, the Partnership had $3,307 in Partnership capital and no debt as of June 25, 2021.  The Partnership has committed and uncommitted lines of credit in place should a liquidity need arise but has not drawn upon these lines. The Partnership believes that its financial position remains strong as it addresses the uncertainty of the ongoing impacts of COVID-19 on the global economy and, based on current information, does not anticipate any significant changes to its current liquidity or capital position.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of a portion of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan.  In addition to issuances of Interests in prior periods, the Partnership issued approximately $1 and $5 of Interests under the 2018 Plan in 2020 and the first half of 2021, respectively. The remaining $64 of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future. Proceeds from the offering under the 2018 Plan were and are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs. The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at June 25, 2021, net of reserve for anticipated withdrawals, was $3,307, an increase of $232 from December 31, 2020.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($85) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($5, $60 and $220, respectively), partially offset by the net increase in Partnership loans outstanding ($54) and redemption of limited partner, subordinated limited partner and general partner interests ($10, $16 and $58, respectively).  During the three- and six-month periods ended June 25, 2021 and June 26, 2020, the Partnership retained 13.8% of income allocated to general partners.

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

	As of June 25, 2021
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,232	$583	$1,887	$3,702
Partnership capital owned by partners with individual loans	$167	$—	$949	$1,116
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	14%	—	50%	30%

Individual loans:
Individual bank loans	$41	$—	$—	$41
Individual Partnership loans	—	—	395	395
Total individual loans	$41	$—	$395	$436
Individual loans as a percent of total Partnership capital	3%	—	21%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	—	42%	39%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 25,	December 31,
	2021	2020
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of June 25, 2021, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of June 25, 2021 or December 31, 2020.  In addition, the Partnership did not have any draws against these lines of credit during the six-month period ended June 25, 2021, except for periodically testing draw procedures.

Cash Activity

As of June 25, 2021, the Partnership had $1,316 in cash and cash equivalents and $1,085 in securities purchased under agreements to resell, which generally have overnight maturities. This totaled to $2,401 of Partnership liquidity as of June 25, 2021, a 15% decrease from $2,839 at December 31, 2020.  The Partnership had $17,791 and $17,918 in cash and investments segregated under federal regulations as of June 25, 2021 and December 31, 2020, respectively, which was not available for general use. The Partnership held $315 and $971 in government and agency obligations as of June 25, 2021 and December 31, 2020, respectively, primarily to help facilitate cash management and maintain firm liquidity. The decrease in the government and agency obligations balance was partly due to the timing of maturities and balances in segregated accounts and was partially reflected in higher firm cash as of June 25, 2021. The decrease in cash and investments segregated under federal regulations was primarily due to a decrease in cash held in clients' accounts, resulting in a corresponding decrease in payables to clients. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 25,	December 31,
	2021	2020	% Change
U.S.:
Net capital	$1,348	$1,306	3%
Net capital in excess of the minimum required	$1,285	$1,248	3%
Net capital as a percentage of aggregate debit items	42.7%	45.0%	-5%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.6%	23.1%	-6%

Canada:
Regulatory risk-adjusted capital	$52	$56	-7%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$52	$47	11%

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.0 billion and $21.3  billion for the six-month period ended June 25, 2021.  These margin receivables and investments earned interest at an average annual rate of approximately 398 and 10 basis points (3.98% and 0.10%), respectively, during the first half of 2021.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $118 million. This estimate reflects minimum contractual rates on certain balances. Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $15 million. A 100-basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 25, 2021.

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

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussions in Part I, Item 1A – Risk Factors of the Partnership's Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 25, 2021 and subsequent to period end, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are described in the Partnership Agreement.  The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in a privately negotiated transaction and not pursuant to a public offering or solicitation.  The SLP Interests were issued to general partners of the Partnership in June 2021 and July 2021 for an aggregate price of $0.45 million and $1.1 million, respectively.

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

3.24	*

Twenty-second Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 18, 2021, incorporated by reference from Exhibit 3.24 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 26, 2021.

3.25	*

Twenty-third Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 13, 2021, incorporated by reference from Exhibit 3.25 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 26, 2021.

3.26	**	Twenty-fourth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 27, 2021.

PART II. OTHER INFORMATION

Item 6.        Exhibits, continued

Exhibit Number		Description
3.27	**	Twenty-fifth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 15, 2021.
3.28	**	Twenty-sixth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 19, 2021.
31.1	**

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

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation
101.DEF	**	Inline XBRL Extension Definition
101.LAB	**	Inline XBRL Taxonomy Extension Label
101.PRE	**	Inline XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ Penny Pennington
Penny Pennington
Managing Partner (Principal Executive Officer)
August 6, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 6, 2021
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2021
Kevin D. Bastien