Form 10-Q
period 2021-09-24
JONES FINANCIAL COMPANIES LLLP
filed 2021-11-05
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2021

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

As of October 29, 2021, 1,227,239 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 24,	December 31,
(Dollars in millions)	2021	2020
ASSETS:
Cash and cash equivalents	$1,731	$1,125
Cash and investments segregated under federal regulations	17,691	17,918
Securities purchased under agreements to resell	1,500	1,714
Receivables from:
Clients	4,083	3,504
Mutual funds, insurance companies and other	817	818
Brokers, dealers and clearing organizations	258	223
Securities owned, at fair value:
Investment securities	734	1,302
Inventory securities	24	32
Lease right-of-use assets	924	915
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	656	620
Other assets	130	149

TOTAL ASSETS	$28,548	$28,320

LIABILITIES:
Payables to:
Clients	$21,283	$21,241
Brokers, dealers and clearing organizations	82	96
Accrued compensation and employee benefits	2,259	2,104
Lease liabilities	948	938
Accounts payable, accrued expenses and other	283	352
	24,855	24,731
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,228	1,237
Subordinated limited partners	581	538
General partners	1,567	1,300
Total	3,376	3,075
Reserve for anticipated withdrawals	317	514
Total partnership capital subject to mandatory redemption	3,693	3,589

TOTAL LIABILITIES	$28,548	$28,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Revenue:
Fee revenue
Asset-based	$2,535	$1,926	$7,129	$5,450
Account and activity	172	163	513	494
Total fee revenue	2,707	2,089	7,642	5,944
Trade revenue	402	398	1,281	1,286
Interest and dividends	42	40	120	164
Other revenue, net	13	24	55	28
Total revenue	3,164	2,551	9,098	7,422
Interest expense	24	24	71	79
Net revenue	3,140	2,527	9,027	7,343
Operating expenses:
Compensation and benefits	2,202	1,806	6,389	5,216
Occupancy and equipment	138	131	407	392
Communications and data processing	132	100	351	307
Fund sub-adviser fees	64	48	179	134
Professional and consulting fees	40	28	105	80
Other operating expenses	164	98	373	307
Total operating expenses	2,740	2,211	7,804	6,436

Income before allocations to partners	400	316	1,223	907

Allocations to partners:
Limited partners	52	45	159	137
Subordinated limited partners	47	37	145	106
General partners	301	234	919	664
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$42.13	$36.36	$128.87	$104.36

Weighted average $1,000 equivalent limited partnership units outstanding	1,229,280	1,241,068	1,232,521	1,244,639

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2021

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640	3,416
Issuance of partnership interests	3	60	211	274
Redemption of partnership interests	(5)	(16)	(50)	(71)
Income allocated to partners	49	46	285	380
Distributions	—	—	(3)	(3)
Total partnership capital, including capital financed with partnership loans, March 26, 2021	1,284	629	2,083	3,996
Issuance of partnership interests	2	—	9	11
Redemption of partnership interests	(5)	—	(8)	(13)
Income allocated to partners	58	52	333	443
Distributions	(10)	(82)	(397)	(489)
Total partnership capital, including capital financed with partnership loans, June 25, 2021	1,329	599	2,020	3,948
Issuance of partnership interests	—	1	2	3
Redemption of partnership interests	(4)	(3)	(27)	(34)
Income allocated to partners	52	47	301	400
Distributions	(1)	(47)	(240)	(288)
Total partnership capital, including capital financed with partnership loans, September 24, 2021	1,376	597	2,056	4,029
Partnership loans outstanding	—	—	(336)	(336)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 24, 2021	$1,376	$597	$1,720	$3,693
Reserve for anticipated withdrawals	(148)	(16)	(153)	(317)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 24, 2021	$1,228	$581	$1,567	$3,376

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 24, 2021	September 25,2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,223	907
Depreciation and amortization	94	93

Changes in assets and liabilities:
Investments segregated under federal regulations	298	(5,403)
Securities purchased under agreements to resell	214	(41)
Net payable to clients	(537)	4,949
Net receivable from brokers, dealers and clearing organizations	(49)	4
Receivable from mutual funds, insurance companies and other	1	(68)
Securities owned	576	(597)
Lease right-of-use assets	(9)	(30)
Other assets	19	42
Lease liabilities	10	31
Accrued compensation and employee benefits	155	54
Accounts payable, accrued expenses and other	(69)	(78)
Net cash provided by (used in) operating activities	1,926	(137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(130)	(100)
Cash used in investing activities	(130)	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	15	—
Issuance of partnership interests	66	50
Redemption of partnership interests	(118)	(100)
Distributions from partnership capital	(1,082)	(809)
Net cash used in financing activities	(1,119)	(859)
Net increase (decrease) in cash, cash equivalents and restricted cash	677	(1,096)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,875	8,007
End of period	$7,552	$6,911

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2021 and November 30, 2020 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and nine-month periods ended August 31, 2021 and 2020 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s wholly-owned principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ wholly-owned subsidiaries is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and nine-month periods ended September 24, 2021 and September 25, 2020, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust. Passport Research, Ltd., a wholly-owned subsidiary of Edward Jones, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"). The results of operations for the three- and nine-month periods ended September 24, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and nine-month periods ended September 24, 2021 and September 25, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $79 and $239 and $77 and $228, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $85 and $240 and $85 and $246, respectively. The weighted-average remaining lease term was four years as of both September 24, 2021 and December 31, 2020, and the weighted-average discount rate was 2.2% and 2.6%, respectively.

For the three- and nine-month periods ended September 24, 2021 and September 25, 2020, operating lease costs were $80 and $238 and $77 and $226, respectively, and variable lease costs not included in the lease liability were $15 and $44 and $12 and $42, respectively. Total lease cost for the three- and nine-month periods ended September 24, 2021 and September 25, 2020 was $95 and $282 and $89 and $268, respectively. The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

	September 24,	December 31,
	2021	2020
2021	$83	$300
2022	291	247
2023	235	190
2024	169	125
2025	109	65
Thereafter	103	60
Total lease payments	990	987
Less: Interest	42	49
Total present value of lease liabilities	$948	$938

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of September 24, 2021 and December 31, 2020, collateral held for receivables from clients was $4,694 and $4,035, respectively, and collateral held for securities purchased under agreements to resell was $1,525 and $1,743, respectively. As the fair value of the collateral either exceeded or was at least 100% of the amortized cost, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of September 24, 2021 and December 31, 2020.

As of September 24, 2021, December 31, 2020 and December 31, 2019, $677, $563 and $470, respectively, of the receivable from clients balance and $325, $285 and $291, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of September 24, 2021 and December 31, 2020.

The Partnership derived 13% and 12% of its total revenue for the three- and nine-month periods ended September 24, 2021, respectively, and 13% of its total revenue for both of the three- and nine-month periods ended September 25, 2020, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended September 24, 2021			Three Months Ended September 25, 2020
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,904	$34	$1,938	$1,409	$22	$1,431
Service fees	403	29	432	330	23	353
Other asset-based fees	165	—	165	142	—	142
Total asset-based fee revenue	2,472	63	2,535	1,881	45	1,926
Account and activity fee revenue:
Shareholder accounting services fees	109	—	109	106	—	106
Other account and activity fee revenue	59	4	63	54	3	57
Total account and activity fee revenue	168	4	172	160	3	163
Total fee revenue	2,640	67	2,707	2,041	48	2,089
Trade revenue:
Commissions	381	11	392	376	10	386
Principal transactions	9	1	10	12	—	12
Total trade revenue	390	12	402	388	10	398
Total revenue from customers	3,030	79	3,109	2,429	58	2,487
Net interest and dividends and other revenue	22	9	31	40	-	40
Net revenue	$3,052	$88	$3,140	$2,469	$58	$2,527

	Nine Months Ended September 24, 2021			Nine Months Ended September 25, 2020
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$5,326	$92	$5,418	$3,928	$61	$3,989
Service fees	1,157	83	1,240	950	66	1,016
Other asset-based fees	471	—	471	445	—	445
Total asset-based fee revenue	6,954	175	7,129	5,323	127	5,450
Account and activity fee revenue:
Shareholder accounting services fees	325	—	325	319	—	319
Other account and activity fee revenue	177	11	188	166	9	175
Total account and activity fee revenue	502	11	513	485	9	494
Total fee revenue	7,456	186	7,642	5,808	136	5,944
Trade revenue:
Commissions	1,212	39	1,251	1,204	37	1,241
Principal transactions	28	2	30	43	2	45
Total trade revenue	1,240	41	1,281	1,247	39	1,286
Total revenue from customers	8,696	227	8,923	7,055	175	7,230
Net interest and dividends and other revenue	89	15	104	98	15	113
Net revenue	$8,785	$242	$9,027	$7,153	$190	$7,343

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine- and twelve-month periods ended September 24, 2021 and December 31, 2020, respectively.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	September 24, 2021
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$120	$—	$120
Money market funds	41	—	—	41
Total cash equivalents	$41	$120	$—	$161

Investments segregated under federal regulations:
U.S. treasuries	$11,843	$—	$—	$11,843

Securities owned:
Investment securities:
Mutual funds(1)	$356	$—	$—	$356
Government and agency obligations	225	—	—	225
Certificates of deposit	—	150	—	150
Equities	3	—	—	3
Total investment securities	$584	$150	$—	$734

Inventory securities:
State and municipal obligations	$—	$12	$—	$12
Equities	7	—	—	7
Mutual funds	2	—	—	2
Corporate bonds and notes	—	2	—	2
Certificates of deposit	—	1	—	1
Total inventory securities	$9	$15	$—	$24

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

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team, as defined in the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Enterprise Leadership Team members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of September 24, 2021 and December 31, 2020, the outstanding amount of Partnership loans was $336 and $341, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $10 for the three- and nine-month periods ended September 24, 2021, respectively, and $3 and $11 for the three- and nine-month periods ended September 25, 2020, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Nine Months Ended
	September 24,	September 25,
	2021	2020
Partnership loans outstanding at beginning of period	$341	$360
Partnership loans issued during the period	222	163
Repayment of Partnership loans during the period	(227)	(160)
Total Partnership loans outstanding	$336	$363

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 and $69 for the three- and nine-month periods ended September 24, 2021, respectively, and $23 and $70 for the three- and nine-month periods ended September 25, 2020, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan, as amended (the "2018 Plan"). In addition to issuances of Interests in prior periods, the Partnership issued approximately $1 and $5 of Interests under the 2018 Plan in 2020 and the first nine months of 2021, respectively. The remaining $64 of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 24,	December 31,
	2021	2020
U.S.:
Net capital	$1,523	$1,306
Net capital in excess of the minimum required	$1,456	$1,248
Net capital as a percentage of aggregate debit items	45.4%	45.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	24.4%	23.1%

Canada:
Regulatory risk-adjusted capital	$61	$56
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$48	$47

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain affiliated entities and individuals as defendants, withdrew the claims under the Securities Act, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted defendants' motion to dismiss. The plaintiffs appealed the district court's dismissal of certain of their state law claims but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's decision, holding the district court has jurisdiction over the state law claims that were the subject of the plaintiffs' appeal, and remanded the case to the district court for further proceedings on those claims. On May 14, 2021, the Ninth Circuit panel denied defendants' April 19, 2021 petition for panel rehearing and rehearing en banc. On October 12, 2021, defendants filed a petition for certiorari with the U.S. Supreme Court. Pursuant to the Ninth Circuit's order dated May 21, 2021, further proceedings in the lower courts remain stayed until after the conclusion of all proceedings before the Supreme Court. Edward Jones and its affiliated entities and individuals deny the plaintiffs' allegations and intend to continue to vigorously defend this lawsuit.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Reimbursement Class Action. On April 25, 2019, Edward Jones and JFC were named as defendants in a putative class action (Watson, et al. v. The Jones Financial Companies L.L.L.P., et al.) filed by two former financial advisors in the Superior Court of the State of California, Sacramento County. Plaintiffs allege that defendants did not reimburse financial advisors and financial advisor trainees in California for certain categories of business expenses, which plaintiffs allege violates the California Labor Code and California Unfair Competition Law. The lawsuit seeks damages and restitution as well as attorneys' fees and costs and equitable and injunctive relief. On February 19, 2020, the plaintiffs filed a motion seeking the court's approval of a proposed class action settlement reached by the parties. On November 16, 2020, the court granted final approval of the settlement. Administration of the settlement has been completed.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss at September 24, 2021, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $12 as of September 24, 2021. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at September 24, 2021 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net revenue:
U.S.	$3,052	$2,469	$8,785	$7,153
Canada	88	58	242	190
Total net revenue	$3,140	$2,527	$9,027	$7,343

Pre-variable income:
U.S.	$884	$689	$2,640	$1,894
Canada	22	3	43	17
Total pre-variable income	$906	$692	$2,683	$1,911

Variable compensation:
U.S.	$496	$369	$1,429	$983
Canada	10	7	31	21
Total variable compensation	$506	$376	$1,460	$1,004

Income (loss) before allocations to partners:
U.S.	$388	$320	$1,211	$911
Canada	12	(4)	12	(4)
Total income before allocations to partners	$400	$316	$1,223	$907

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
September 24, 2021	$1,500	—	1,500	—	(1,500)	$—
December 31, 2020	$1,714	—	1,714	—	(1,714)	$—

(1)
Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of all dates presented.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Nine Months Ended
	September 24, 2021	September 25, 2020
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$222	$163
Repayment of partnership loans through distributions from partnership capital in current period	$212	$160

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 24, 2021	September 25, 2020
Cash and cash equivalents	$1,731	$1,026
Cash and investments segregated under federal regulations	17,691	14,682
Less: Investments segregated under federal regulations	11,870	8,797
Total cash, cash equivalents and restricted cash	$7,552	$6,911

Restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to Rule 15c3-3 under the Exchange Act.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Part I, Item 1 – Financial Statements of this Quarterly Report on Form 10-Q, the Quarterly Reports on Form 10-Q for the periods ended March 26, 2021 and June 25, 2021, and Part II, Item 8 – Financial Statements and Supplementary Data of the Partnership’s Annual Report. All amounts are presented in millions, except as otherwise noted.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three- and nine-month periods ended September 24, 2021 and September 25, 2020. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept 24,	Sept 25,	%	Sept 24,	Sept 25,	%
	2021	2020	Change	2021	2020	Change
Revenue:
Fee revenue:
Asset-based	$2,535	$1,926	32%	$7,129	$5,450	31%
Account and activity	172	163	6%	513	494	4%
Total fee revenue	2,707	2,089	30%	7,642	5,944	29%
% of net revenue	86%	83%	4%	85%	81%	5%
Trade revenue	402	398	1%	1,281	1,286	—
% of net revenue	13%	16%	-19%	14%	18%	-22%
Net interest and dividends	18	16	13%	49	85	-42%
Other revenue, net	13	24	-46%	55	28	96%
Net revenue	3,140	2,527	24%	9,027	7,343	23%
Operating expenses	2,740	2,211	24%	7,804	6,436	21%
Income before allocations to partners	$400	$316	27%	$1,223	$907	35%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$24	$26	-8%	$79	$88	-10%
Advisory programs	$19	$10	90%	$57	$28	104%
Client households at period end	5.9	5.6	5%	5.9	5.6	5%
Net new assets for the period ($ billions)(2)	$22	$13	69%	$65	$47	38%
Client assets under care ($ billions):
Total:
At period end	$1,757	$1,384	27%	$1,757	$1,384	27%
Average	$1,743	$1,372	27%	$1,662	$1,317	26%
Advisory programs:
At period end	$673	$488	38%	$673	$488	38%
Average	$662	$481	38%	$621	$453	37%
Financial advisors (actual):
At period end	18,829	19,342	-3%	18,829	19,342	-3%
Average	18,849	19,252	-2%	18,960	19,076	-1%
Attrition %(3)	6.0%	6.8%	n/a	7.0%	6.4%	n/a
Dow Jones Industrial Average (actual):
At period end	34,798	27,174	28%	34,798	27,174	28%
Average for period	34,917	27,199	28%	33,525	26,135	28%
S&P 500 Index (actual):
At period end	4,455	3,298	35%	4,455	3,298	35%
Average for period	4,417	3,306	34%	4,155	3,101	34%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2021 versus Third Quarter 2020 Overview

The Partnership ended the third quarter of 2021 with a 27% increase in client assets under care to $1.8 trillion compared to the end of the third quarter of 2020. Average client assets under care were $1.7 trillion during the third quarter of 2021, a 27% increase compared to the same period in 2020 due to increases in the market value of client assets, as well as the cumulative impact of net new assets. Net new assets increased 69% to $22 billion during the third quarter of 2021 compared to the third quarter of 2020.

Advisory programs' average assets under care increased 38% to $662 billion in the third quarter of 2021 due to higher average market levels compared to the same period in 2020 and the continued increase in investment of client assets into advisory programs.

Net revenue increased 24% to $3,140 for the third quarter of 2021 compared to the same period in 2020. Results reflected a 32% increase in asset-based fee revenue, primarily due to average market increases, as well as the cumulative impact of net asset inflows into advisory programs in both 2021 and 2020.

Operating expenses increased 24% to $2,740 in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase in compensation and benefits expense and other operating expenses. Financial advisor compensation increased due to an increase in revenues on which commissions are earned. Variable compensation increased due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. The increase in other operating expenses was primarily due to increases in advertising, legal, and other various items. Despite the increase in operating expenses, the Partnership continued to experience ongoing cost savings from limits on travel and in-person events due to COVID-19.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $400, a 27% increase from the third quarter of 2020.

Nine Months Ended June 25, 2021 versus Nine Months Ended June 26, 2020 Overview

Average client assets under care increased 26% to $1.7 trillion during the first nine months of 2021 compared to the same period in 2020 due to increases in the market value of client assets, as well as the cumulative impact of net new assets. Net new assets increased 38% to $65 billion during the first nine months of 2021 compared to the first nine months of 2020.

Advisory programs' average assets under care increased 37% in the first nine months of 2021 to $621 billion due to higher average market levels compared to the same period in 2020 and the continued increase in investment of client assets into advisory programs.

Net revenue increased 23% to $9,027 for the first nine months of 2021 compared to the same period in 2020. Results reflected a 31% increase in asset-based fee revenue, primarily due to average market increases, as well as the cumulative impact of net asset inflows into advisory programs in both 2021 and 2020.

Operating expenses increased 21% to $7,804 in the first nine months of 2021 compared to 2020, primarily due to an increase in compensation and benefits expense. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned. Variable compensation increased due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. Despite the increase in operating expenses, the Partnership continued to experience ongoing cost savings from limits on travel and in-person events due to COVID-19.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $1,223, a 35% increase from the first nine months of 2020.

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

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 24, 2021 AND SEPTEMBER 25, 2020

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 30% to $2,707 and 29% to $7,642 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 24,	Sept 25,	%	Sept 24,	Sept 25,	%
	2021	2020	Change	2021	2020	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,938	$1,431	35%	$5,418	$3,989	36%
Service fees	432	353	22%	1,240	1,016	22%
Other asset-based fees	165	142	16%	471	445	6%
Total asset-based fee revenue	2,535	1,926	32%	7,129	5,450	31%
Account and activity fee revenue:
Shareholder accounting services fees	109	106	3%	325	319	2%
Other account and activity fee revenue	63	57	11%	188	175	7%
Total account and activity fee revenue	172	163	6%	513	494	4%
Total fee revenue	$2,707	$2,089	30%	$7,642	$5,944	29%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$650.6	$473.1	38%	$609.8	$446.3	37%
Mutual fund assets held outside of advisory programs	$592.2	$474.4	25%	$567.4	$455.1	25%
Insurance	$90.9	$77.8	17%	$88.6	$75.8	17%
Cash solutions	$49.2	$40.6	21%	$48.8	$38.3	27%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Overall asset-based fee revenue increased 32% to $2,535 and 31% to $7,129 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, primarily due to increases in revenue from advisory programs fees, as well as increases in service fee revenue. Growth in revenue from advisory programs and service fees was due to higher average market levels in the third quarter and first nine months of 2021 compared to the same periods in 2020, as well as the continued increase in investment of client assets in advisory programs and mutual fund assets held outside of advisory programs. Other asset-based fee revenue increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to the growth in client asset values in non-advisory programs. These increases were partially offset by declines in cash solutions revenue related to the Money Market Fund, which continues to be negatively impacted by increased fee waivers in order to maintain a positive client yield on the Money Market Fund following the decrease in the federal funds rate to near zero in March 2020.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 1% to $402 and decreased slightly to $1,281 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. A discussion of trade revenue components follows.

	Three Months Ended					Nine Months Ended
	Sept 24,		Sept 25,		%	Sept 24,		Sept 25,		%
	2021		2020		Change	2021		2020		Change
Trade revenue:
Commissions revenue:
Mutual funds	$186		$171		9%	$593		$525		13%
Equities	131		150		-13%	447		521		-14%
Insurance products and other	75		65		15%	211		195		8%
Total commissions revenue	$392		$386		2%	$1,251		$1,241		1%
Principal transactions	10		12		-17%	30		45		-33%
Total trade revenue	$402		$398		1%	$1,281		$1,286		—

Related metrics:
Client dollars invested ($ billions)(1)
Mutual funds	$11.7	48%	$10.2	40%	15%	$36.3	46%	$29.9	34%	21%
Equities	9.0	37%	10.3	41%	-13%	31.0	39%	35.0	40%	-11%
Insurance products and other	1.6	7%	1.6	6%	—	5.0	7%	4.6	5%	9%
Principal transactions	2.0	8%	3.1	13%	-35%	6.5	8%	18.2	21%	-64%
Total client dollars invested	$24.3		$25.2		-4%	$78.8		$87.7		-10%

Margin per $1,000 invested	$16.6		$15.8		5%	$16.3		$14.7		11%
U.S. business days	63		63		—	184		186		-1%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The 1% increase in trade revenue in the third quarter of 2021 compared to the same period in 2020 was primarily due to increases in overall margin earned. Overall margin earned increased due to a change in product mix with a higher portion of client dollars invested in mutual funds and insurance products, which earn higher margins than equities and principal transaction products. Despite higher overall margins, margins earned on mutual funds have decreased due to changes in mutual fund fee structures, which has partially offset the increase in mutual funds revenue. The increase in trade revenue was partially offset by a decrease in equity commissions revenue due to lower client dollars invested in equities compared to the third quarter of 2020.

The slight decrease in trade revenue for the first nine months of 2021 compared to the same period in 2020 was primarily due to decreases in equity commissions revenue. The decrease in equity commissions revenue was primarily due to lower client dollars invested in equities compared to the first nine months of 2020, which had lower securities prices with market volatility related to COVID-19. The decrease in equity commissions revenue was partially offset by an increase in other commissions revenue in the first nine months of 2021 compared to the same period in 2020, primarily due to a change in the product mix with a higher portion of client dollars invested in mutual funds, which earn higher margins than equities and principal transaction products, resulting in an overall higher margin earned.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

Net interest and dividends revenue increased 13% to $18 in the third quarter of 2021 compared to the third quarter of 2020 due to an increase in interest income from higher average client margin balances. In the first nine months of 2021, net interest and dividends revenue decreased 42% to $49 compared to the same period in 2020 primarily due to interest rates remaining at record low levels since the Federal Reserve cut the federal funds effective rate to near zero in March 2020, which began impacting results in the second quarter of 2020 and therefore was only partially reflected in the results of the first nine months of 2020. Despite increases in short-term investment balances and client margin balances in the first nine months of 2021, interest income decreased from lower average interest rates earned on those balances compared to the same period in 2020. The decrease in interest revenue in the first nine months of 2021 was partially offset by a decrease in customer credit interest expense in the first nine months of 2021 compared to the same period in 2020.

The majority of interest expense in the third quarter and first nine months of 2021 consisted of the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners. The 7.5% rate is fixed and is not impacted by the low interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 24% to $2,740 and 21% to $7,804 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. A discussion of operating expense components follows.

	Three Months Ended			Nine Months Ended
	Sept 24,	Sept 25,	%	Sept 24,	Sept 25,	%
	2021	2020	Change	2021	2020	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,255	$1,034	21%	$3,661	$3,026	21%
Home office and branch	441	396	11%	1,268	1,186	7%
Variable compensation	506	376	35%	1,460	1,004	45%
Total compensation and benefits	2,202	1,806	22%	6,389	5,216	22%

Occupancy and equipment	138	131	5%	407	392	4%
Communications and data processing	132	100	32%	351	307	14%
Fund sub-adviser fees	64	48	33%	179	134	34%
Professional and consulting fees	40	28	43%	105	80	31%
Other operating expenses	164	98	67%	373	307	21%
Total operating expenses	$2,740	$2,211	24%	$7,804	$6,436	21%

Related metrics (actual):
Number of branches:
At period end	15,456	15,403	—	15,456	15,403	—
Average	15,417	15,405	—	15,387	15,286	1%
Financial advisors:
At period end	18,829	19,342	-3%	18,829	19,342	-3%
Average	18,849	19,252	-2%	18,960	19,076	-1%
Branch office administrators(1):
At period end	17,302	16,655	4%	17,302	16,655	4%
Average	17,320	16,657	4%	17,137	16,825	2%
Home office associates(1):
At period end	7,345	6,864	7%	7,345	6,864	7%
Average	7,243	6,905	5%	7,128	7,018	2%
Home office associates(1) per 100 financial advisors (average)	38.4	35.9	7%	37.6	36.8	2%
Branch office administrators(1) per 100 financial advisors (average)	91.9	86.5	6%	90.4	88.2	2%
Operating expenses per financial advisor (average)(2)	$48,544	$39,113	24%	$132,068	$119,103	11%

(1)
Counted on a full-time equivalent basis.
(2)
Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The increase in operating expenses in the third quarter of 2021 compared to the same period in 2020 was primarily due to compensation and benefits expense increasing 22% to $2,202 (described below) and other operating expenses increasing 67% to $164. The increase in other operating expenses was primarily due to increases in advertising, legal, and other various items.

The increase in operating expenses in the first nine months of 2021 compared to the same period in 2020 was primarily due to compensation and benefits expense (described below) increasing 22% to $6,389.

Financial advisor compensation and benefits expense increased 21% to $1,255 and 21% to $3,661 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020 due to an increase in revenues on which commissions are earned.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 35% to $506 and 45% to $1,460 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020 due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of branch office administrators ("BOAs") per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs. The average number of home office associates and BOAs per 100 financial advisors increased 7% and 6%, respectively, in the third quarter of 2021 compared to the same period in 2020. In the first nine months of 2021, the average number of home office associates and BOAs per 100 financial advisors increased 2% compared to the first nine months of 2020. Operating expenses per financial advisor increased 24% and 11% in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, due to the increase in operating expenses (excluding financial advisor compensation, variable compensation and fund sub-advisor fees), which were spread across a decreased average number of financial advisors in the third quarter and first nine months of 2021.

The number of financial advisors decreased 513 to 18,829 at the end of the third quarter of 2021 compared to the end of the same period in the prior year. In response to the COVID-19 pandemic, the Partnership implemented measures to optimize firm resources and control costs, including a temporary pause on the recruitment of non-licensed financial advisors during 2020. The Partnership remains committed to financial advisor growth to continue to serve existing clients and future clients and create a positive impact in our communities by hiring both experienced financial advisors and non-licensed candidates in future periods. The Partnership has restarted hiring and is committed to an innovative and intentional strategy to grow its impact by offering a plan and resources for both current financial advisors and new hires that is intended to help promote branch team success. This approach may continue to result in fewer financial advisors hired than in past periods.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept 24,	Sept 25,	%	Sept 24,	Sept 25,	%
	2021	2020	Change	2021	2020	Change
Net revenue:
U.S.	$3,052	$2,469	24%	$8,785	$7,153	23%
Canada	88	58	52%	242	190	27%
Total net revenue	3,140	2,527	24%	9,027	7,343	23%

Operating expenses (excluding variable compensation):
U.S.	2,168	1,780	22%	6,145	5,259	17%
Canada	66	55	20%	199	173	15%
Total operating expenses	2,234	1,835	22%	6,344	5,432	17%

Pre-variable income:
U.S.	884	689	28%	2,640	1,894	39%
Canada	22	3	633%	43	17	153%
Total pre-variable income	906	692	31%	2,683	1,911	40%

Variable compensation:
U.S.	496	369	34%	1,429	983	45%
Canada	10	7	43%	31	21	48%
Total variable compensation	506	376	35%	1,460	1,004	45%

Income (loss) before allocations to partners:
U.S.	388	320	21%	1,211	911	33%
Canada	12	(4)	400%	12	(4)	400%
Total income before allocations to partners	$400	$316	27%	$1,223	$907	35%

Client assets under care ($ billions):
U.S.
At period end	$1,720.1	$1,355.4	27%	$1,720.1	$1,355.4	27%
Average	$1,705.5	$1,344.2	27%	$1,627.2	$1,289.7	26%
Canada
At period end	$36.8	$28.3	30%	$36.8	$28.3	30%
Average	$37.0	$27.9	33%	$35.1	$26.9	30%

Net new assets for the period ($ billions):
U.S.	$21.5	$12.9	67%	$62.5	$45.5	37%
Canada	$0.9	$0.3	200%	$2.4	$1.4	71%

Financial advisors (actual):
U.S.
At period end	17,970	18,433	-3%	17,970	18,433	-3%
Average	17,980	18,333	-2%	18,077	18,170	-1%
Canada
At period end	859	909	-6%	859	909	-6%
Average	869	919	-5%	883	906	-3%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 24% to $3,052 and 23% to $8,785 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020 primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 31% in both the third quarter and first nine months of 2021 to $2,472 and $6,954, respectively, led by an increase in revenue from advisory programs fees primarily due to higher average market levels in the third quarter and first nine months of 2021 compared to the same periods in 2020, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 22% to $2,168 and 17% to $6,145 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020 due to an increase in financial advisor compensation and benefits expense primarily due to an increase in revenues on which commissions are earned.

Canada

Net revenue increased 52% to $88 and 27% to $242 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, primarily due to increases in asset-based fee revenue. Asset-based fee revenue increased 40% to $63 and 38% to $175 in the third quarter and first nine months of 2021, respectively, led by an increase in revenue from advisory programs fees primarily due to higher average market levels in the third quarter and first nine months of 2021 compared to the same periods in 2020, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 20% to $66 and 15% to $199 in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020 primarily due to an increase in financial advisor compensation and benefits expense. Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including, but not limited to:

Canadian Securities Administrators ("CSA") Amendments. On October 3, 2019, the CSA finalized amendments (the "Client Focused Reforms") to National Instrument 31-103, "Registration Requirements, Exemptions and Ongoing Registrant Obligations." The Client Focused Reforms, many of which are similar to the SEC's Rules and Guidance (see Part I, Item 1 – Business – Regulation), make changes to the registrant conduct requirements applicable to the Partnership’s Canada broker-dealer subsidiary. The amendments will become effective over a two-year phased implementation, concluding December 31, 2021. The Partnership is implementing measures to address the Client Focused Reforms.

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

U.S. Department of Labor ("DOL") Prohibited Transaction Exemption ("PTE"). On February 16, 2021, the DOL's PTE on Improving Investment Advice for Workers and Retirees became effective. The PTE provides a means for financial advisors and their firms to receive certain payments even if they are deemed a fiduciary under applicable guidance for purposes of ERISA and retirement accounts. The Partnership is in the process of implementing measures to comply with the PTE on or before the date required by the DOL.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership earned approximately 30% and 31% of its total revenue from sales and services related to mutual fund and insurance products for the three- and nine-month periods ended September 24, 2021 and September 25, 2020, respectively. In addition, the Partnership derived 13% and 12% of its total revenue for the three- and nine-month periods ended September 24, 2021, respectively, and 13% of its total revenue for both of the three- and nine-month periods ended September 25, 2020, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

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

As of September 24, 2021, the Partnership had $3,231 in cash, cash equivalents consisting of certificates of deposit and money market funds, and highly liquid investments consisting of securities purchased under agreements to resell. Additionally, the Partnership had $3,376 in Partnership capital and no debt as of September 24, 2021. The Partnership has committed and uncommitted lines of credit in place should a liquidity need arise but has not drawn upon these lines, except for periodically testing draw procedures. The Partnership believes that its financial position remains strong as it addresses the uncertainty of the ongoing impacts of COVID-19 on the global economy and, based on current information, does not anticipate any significant changes to its current liquidity or capital position.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of a portion of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan. In addition to issuances of Interests in prior periods, the Partnership issued approximately $1 and $5 of Interests under the 2018 Plan in 2020 and the first nine months of 2021, respectively. The remaining $64 of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future. Proceeds from the offering under the 2018 Plan were and are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs. The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at September 24, 2021, net of reserve for anticipated withdrawals, was $3,376, an increase of $301 from December 31, 2020. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($126), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($5, $61 and $222, respectively) and the net decrease in Partnership loans outstanding ($5), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($14, $19 and $85, respectively). During the three- and nine-month periods ended September 24, 2021 and September 25, 2020, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team, as defined in the Partnership Agreement), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Enterprise Leadership Team members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of September 24, 2021
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,228	$581	$1,903	$3,712
Partnership capital owned by partners with individual loans	$154	$—	$862	$1,016
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	13%	—	45%	27%

Individual loans:
Individual bank loans	$37	$—	$—	$37
Individual Partnership loans	—	—	336	336
Total individual loans	$37	$—	$336	$373
Individual loans as a percent of total Partnership capital	3%	—	18%	10%
Individual loans as a percent of respective Partnership capital owned by partners with loans	24%	—	39%	37%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 24,	December 31,
	2021	2020
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of September 24, 2021, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of September 24, 2021 or December 31, 2020. In addition, the Partnership did not have any draws against these lines of credit during the nine-month period ended September 24, 2021, except for periodically testing draw procedures.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of September 24, 2021, the Partnership had $1,731 in cash and cash equivalents and $1,500 in securities purchased under agreements to resell, which generally have overnight maturities. This totaled to $3,231 of Partnership liquidity as of September 24, 2021, a 14% increase from $2,839 as of December 31, 2020. The Partnership had $17,691 and $17,918 in cash and investments segregated under federal regulations as of September 24, 2021 and December 31, 2020, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the increase in receivables from clients on margin balances. The Partnership also held $225 and $971 in government and agency obligations as of September 24, 2021 and December 31, 2020, respectively, primarily to help facilitate cash management and maintain firm liquidity. The decrease in the government and agency obligations balance as of September 24, 2021 was partly due to the timing of maturities and was partially reflected in higher firm cash as of September 24, 2021. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 24,	December 31,
	2021	2020	% Change
U.S.:
Net capital	$1,523	$1,306	17%
Net capital in excess of the minimum required	$1,456	$1,248	17%
Net capital as a percentage of aggregate debit items	45.4%	45.0%	1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	24.4%	23.1%	6%

Canada:
Regulatory risk-adjusted capital	$61	$56	9%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$48	$47	2%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.1 billion and $21.2 billion for the nine-month period ended September 24, 2021. These margin receivables and investments earned interest at an average annual rate of approximately 393 and 9 basis points (3.93% and 0.09%), respectively, during the first nine months of 2021. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $125 million. This estimate reflects minimum contractual rates on certain balances. Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $15 million. A 100-basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 24, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in the Partnership's Form 10-Q for the period ended June 25, 2021, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are described in the Partnership Agreement, during the third quarter ended September 24, 2021. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in a privately negotiated transaction and not pursuant to a public offering or solicitation. The SLP Interests were issued to general partners of the Partnership in July 2021 for an aggregate price of $1.1 million.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number		Description
3.1	*

Twenty-first Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated September 7, 2021.

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

3.26	*

Twenty-fourth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 27, 2021, incorporated by reference from Exhibit 3.26 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 25, 2021.

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

3.27	*

Twenty-fifth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 15, 2021, incorporated by reference from Exhibit 3.27 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 25, 2021.

3.28	*

Twenty-sixth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 19, 2021, incorporated by reference from Exhibit 3.28 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 25, 2021.

3.29	**	Twenty-seventh Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 17, 2021.
3.30	**	Twenty-eighth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 20, 2021.
3.31	**	Twenty-ninth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 18, 2021.
31.1	**

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

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation
101.DEF	**	Inline XBRL Extension Definition
101.LAB	**	Inline XBRL Taxonomy Extension Label
101.PRE	**	Inline XBRL Taxonomy Extension Presentation
104	**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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
November 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 5, 2021
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2021
Andrew T. Miedler