Form 10-K
period 2021-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2022-03-11
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of February 25, 2022 (most recent month end), 1,226,808 units of limited partnership interest (“Interests”) were outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1. BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a registered limited liability limited partnership organized under the Missouri Revised Uniform Limited Partnership Act. Unless expressly stated, or the context otherwise requires, the terms “Registrant”, “Partnership” and "Firm" refer to JFC and all of its consolidated subsidiaries. The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), was organized in February 1941 and reorganized as a limited partnership in May 1969. JFC was organized in June 1987 and, along with Edward Jones, was reorganized in August 1987.

As of December 31, 2021, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada. Edward Jones is a registered broker-dealer and investment adviser in the U.S., and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada") is a registered broker-dealer in Canada. JFC is the ultimate parent company of Edward Jones and is a holding company. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares and commissions for the purchase or sale of securities and the purchase of insurance products. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.

The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues and together better its communities and society. The Firm continues to strive to help serious, long-term investors achieve their financial goals by understanding their needs and implementing tailored solutions. The Partnership aspires to provide goals-based advice to clients by understanding what is most important to them and why, and connecting advice to those goals. The Partnership is making significant investments in human capital, technology infrastructure, digital initiatives, virtual business enablement tools, strategic relationships and test and learn pilot programs, to deliver enhanced value for its clients, branch teams and home office associates.

For financial information related to segments for the years ended December 31, 2021, 2020, and 2019, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

PART I

Item 1. Business, continued

Organizational Structure.

At December 31, 2021, the Partnership was organized as follows:

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
100% Interest
California Agency Holding, LLC
(Missouri)
100% Interest
Edward D. Jones & Co. Canada Holding Co., Inc.
(a Cdn. Corp.)
1% Interest
99% Interest
Edward Jones Insurance Agency of California, L.L.C.
(California)
99% Interest
1% Interest
Edward Jones Insurance Agency of Massachusetts, L.L.C.
(Massachusetts)
99% Limited Partner
1% General Partner
Edward Jones
(An Ont. Ltd. Ptnp.)
100% Interest
Edward D. Jones & Co. Agency Holding Co., Inc.
(A Cdn. Corp.)
100% Interest
Edward Jones Insurance Agency (Quebec) Inc.
(A Cdn. Corp.)
1% General Partner
99% Limited Partner
Edward Jones Insurance Agency
(An Ont. Ltd. Ptnp.)

See Exhibit 21.1 for a listing of the Partnership’s subsidiaries and affiliates.

Branch Office Network. The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices. The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch office administrators ("BOAs") located in the communities where clients live and work. Financial advisors and BOAs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office. The Partnership operated 15,525 branch offices as of December 31, 2021, primarily staffed by a single financial advisor and a BOA; 14,856 branch offices in the U.S. (located in all 50 states) and 669 branch offices in Canada.

PART I

Item 1. Business, continued

Governance. Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore certain governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it. Under the terms of the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business. Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners of JFC and the power to adjust the proportion of their respective interests in JFC. As of December 31, 2021, JFC was composed of 23,559 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of December 31, 2021, 536 were general partners and 23,426 were limited partners, 2,924 of whom are also service partners, and 570 were subordinated limited partners. Each service partner must also be a financial advisor and a general partner or a limited partner. Service partners are not employees of the Partnership and do not hold capital interests in addition to their general, limited or subordinated limited partnership interests. Effective January 1, 2022, the Partnership admitted 53 new general partners for a total of 589 general partners. See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

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

($ millions)	2021		2020		2019
Fee revenue
Asset-based fees	$9,737	79%	$7,515	74%	$6,778	71%
Account and activity fees	687	5%	660	6%	674	7%
Total fee revenue	10,424	84%	8,175	80%	7,452	78%
Trade revenue	1,719	14%	1,719	17%	1,581	17%
Interest and dividends	167	1%	207	2%	416	4%
Other revenue, net	63	1%	64	1%	77	1%
Total revenue	$12,373	100%	$10,165	100%	$9,526	100%

Asset-based Fees

The Partnership earns program fees from investment advisory services offered in the U.S. through the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and in Canada through the Edward Jones Portfolio Program® (“Portfolio Program”) and the Edward Jones Guided Portfolios® program (“Guided Portfolios”). Advisory Solutions and Guided Solutions are both investment advisory programs created under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Portfolio Program and Guided Portfolios are not subject to the Advisers Act as services from these programs are only offered in Canada. Program fees are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and client dollars invested in and divested from the accounts.

Through Advisory Solutions, financial advisors provide investment advisory services to clients for an annual fee based upon the average daily market value of their assets in the program. Clients can choose to invest in Advisory Solutions Fund Models, which invest in affiliated mutual funds, unaffiliated mutual funds, and exchange-traded funds or Advisory Solutions Unified Managed Account Models, which also includes separately managed allocations. When investing in Advisory Solutions, the client may elect either a research or a custom model. If the client elects a research model, the Partnership assumes full investment discretion on the account and the client assets will be invested in one of numerous different research models developed and managed by Edward Jones. If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account, and the investments are selected by the client and their financial advisor. The vast majority of client assets within Advisory Solutions are invested in research models.

PART I

Item 1. Business, continued

The Partnership formed the Bridge Builder® Trust (the "BB Trust") to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, to reduce the concentration of client investments in third party funds and to lower client investment management expenses. The BB Trust has eight active sub-advised mutual funds in its series currently available for Advisory Solutions clients. The BB Trust filed a preliminary registration statement for three new funds with the SEC on February 25, 2022, and may add additional funds in the future, at its discretion. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC, is the investment adviser to the eight sub-advised mutual funds of the BB Trust and has primary responsibility for setting the overall investment strategies and for selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. The BB Trust pays Olive Street for performing investment advisory services and Olive Street pays fees to the sub-advisers of the funds in the BB Trust. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income.

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

Asset-based fee revenue also includes investment management fees earned by Passport Research, Ltd. ("Passport Research"), a wholly-owned subsidiary of Edward Jones, as the investment adviser to the Edward Jones Money Market Fund (the "Money Market Fund"). Edward Jones also earns certain asset-based fees from the Money Market Fund, some or all of which may be voluntarily waived.

Account and Activity Fees

Account and activity fees include shareholder accounting service fees, insurance contract service fees, Individual Retirement Account (“IRA”) custodial service fees, and other product/service fees. Account and activity fees and other revenue are impacted by the number of client accounts and the types of services provided to those accounts, among other factors.

PART I

Item 1. Business, continued

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

Edward Jones also earns certain account and activity fees from the Money Market Fund, some or all of which may be voluntarily waived.

Trade Revenue

Trade revenue is composed of commissions earned from the distribution of mutual fund shares, the purchase or sale of equities and the purchase of insurance products, as well as principal transactions. Trade revenue is impacted by trading volume of client dollars invested, mix of the products in which clients invest, size of trades, margins earned on the transactions, and market volatility.

Commissions. As a distributor of mutual fund shares, the Partnership receives a selling concession which generally ranges from 1% to 5% of the purchase price, depending on the terms of each fund's prospectus, including varying rates based on the client's assets under care ("AUC") within a fund family, inclusive of the purchase price. The Partnership also receives a commission when it acts as an agent for a client in the purchase or sale of securities. The commission is based on the value of the securities purchased or sold. In addition, the Partnership sells life insurance, long-term care insurance, disability insurance, fixed and variable annuities and other types of insurance products of unaffiliated insurance companies to its clients through its financial advisors who hold insurance sales licenses. As an agent for the insurance companies, the Partnership receives commissions on the premiums paid for the products.

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

Interest and Dividends

Interest and dividends revenue is earned on client margin loan account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans and investment securities and is impacted by the balance size and interest rates earned on each.

Significant Revenue Source

As of December 31, 2021, the Partnership distributed mutual funds for approximately 124 mutual fund companies. One company, American Funds Distributors, Inc. and its affiliates, represented 12% of the Partnership’s total revenue for the year ended December 31, 2021. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

PART I

Item 1. Business, continued

BUSINESS OPERATIONS

Branch Development. The Partnership's Branch Development division is responsible for selecting and enabling branch teams, whose goal is to start, build and optimize the client experience. Branch Development supports the Partnership by attracting and hiring high-quality talent, onboarding and developing branch teams, developing leaders and associates in the field, and optimizing and supporting branch team performance.

Client Strategies Group. The Partnership's Client Strategies Group focuses on ensuring clients are on track to achieve their financial goals through advice, products, planning and services. The division's role is to understand the needs of clients and investors, provide perspective and recommendations that align with the firm's investment philosophy and offer a broad supply of quality products, solutions and tools that enable branch teams to successfully deliver tailored advice to meet client needs.

Client Account Administration, Operations and Service. The Partnership has an Operations division that is responsible for activities relating to client onboarding, asset movement, trading, custody and client reporting. The division also facilitates activities relating to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. These activities include receipt, identification and delivery of funds and securities, internal financial controls, accounting functions and office services.

The volume of transactions the Partnership processes fluctuates considerably. The Partnership records such transactions and posts its books and records on a daily basis. The Partnership has an electronic branch office communication system which is principally utilized for entry of security orders, quotations, communication between offices, research of various client account information, and cash and security receipts functions. Home office personnel, including those in the Operations and Compliance divisions, monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations (“SROs”).

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates. The Partnership uses a major bank for custody and settlement of U.S. treasury securities and Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation issues. The Partnership also uses a major bank for custody and settlement of foreign securities transactions. Mutual funds do not have physical certificates and are custodied with the individual mutual fund companies.

EJ Canada handles the routing and settlement of client transactions. In addition, EJ Canada is a member of the Canadian Depository of Securities (“CDS”) and FundServ for clearing and settlement of transactions. CDS effects clearing of securities on the Canadian National Stock Exchange, Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“CDNX”). Client securities on deposit are also held with CDS and National Bank Correspondent Network.

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

PART I

Item 1. Business, continued

EJ Canada has an agreement with Computershare Trust Company of Canada to act as trustee for clients' registered retirement accounts, including holding cash balances within retirement accounts. EJ Canada is the custodian for client securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting for certain holdings and statements.

The Partnership's Service division leads the delivery of service support from the home office to assist branch team and client success.

Competition. The Partnership is subject to intense competition in all phases of its business from other securities firms, some of which are larger than the Partnership in terms of capital, resources, brokerage volume and range of financial services and some of which are "fintech" companies that have technological advancements that allow them to compete through internet- and mobile-based platforms. The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings. The Partnership also competes with firms of all sizes offering discount brokerage services, usually with lower levels of personalized service to individual clients, including major competitors that offer zero commissions for the purchases and sales of stocks, ETFs and other brokerage products. Clients can transfer their business to competing organizations at any time. In addition, the Partnership encounters competition from other organizations, such as banks, insurance companies, and others offering financial services. There is also intense competition among firms to attract and retain qualified professionals, including financial advisors, BOAs and home office associates. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

Human Capital. The Partnership’s purpose is to partner for positive impact to improve the lives of its clients and colleagues and together better its communities and society. Helping associates make a positive impact in the lives of clients, colleagues and communities starts with the care and support the Partnership provides for its associates' well-being. The Partnership is committed to providing comprehensive benefits and flexible work arrangements to meet the needs of its associates.

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

PART I

Item 1. Business, continued

Compensation

The Partnership values and respects the contributions of financial advisors, BOAs and home office associates and recognizes individual efforts through a compensation program that promotes a long-term career, financial security and well-being. Employee compensation consists of base pay with a bonus program and retirement plan for eligible employees. Financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. The retirement plan consists of a profit-sharing contribution tied to the Partnership's profitability and a 401(k) contribution. The Partnership also makes a significant investment in subsidizing health and wellness benefits to offer full-time associates access to a benefit plan with the opportunity to earn medical plan premium discounts. Additionally, in response to the ongoing coronavirus (COVID-19) pandemic, the Partnership offered and continues to offer additional paid time off to associates personally affected by COVID-19 and a medical plan that includes coverage for COVID-19 related testing, vaccinations and treatment.

The Partnership considers itself to have good employee relations and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, and benefit plans, are competitive with those offered by other firms principally engaged in the securities business. As part of its efforts to promote pay equity, the Partnership has implemented measures in its U.S. home offices such as routinely benchmarking roles against market comparables, increasing pay transparency for applicants and associates, setting pay ranges based on skills and experience, applying consistent processes for annual merit increases and bonuses and driving additional ongoing and future improvements.

Diversity, Equity and Inclusion ("DEI")

Inclusive behavior and inclusive leadership are integrated into the Partnership's core values. Leaders are responsible for hiring and developing their teams, with the Partnership supplying guidance on assembling diverse candidate slates and information about area-specific hiring and retention opportunities. Certain financial advisors also take on inclusion leader roles in their geographic areas and develop a tailored plan which supports the growth, performance, engagement and leadership development of women and diverse financial advisors within their specific markets. The Partnership also has an advisory group of diverse financial advisors, BOAs and home office associates who offer perspective and input to help advance certain DEI efforts. In addition, the Partnership has Business Resource Groups who volunteer to support inclusion and diversity efforts. Members regularly meet to cultivate relationships, generate ideas, and develop strategies to build and retain an inclusive workforce.

Additionally, the Partnership is continuously working to improve options to support associates seeking to voluntarily self-identify their disabilities. The Partnership also has dedicated a team to design accessible digital experiences for clients and colleagues.

PART I

Item 1. Business, continued

As of December 31, 2021, 10% and 62% of the Partnership's total employees, composed of financial advisors, BOAs and home office associates, were self-identified people of color and women, respectively. The following table summarizes the Partnership's DEI goals for the end of 2025 and progress made towards those goals as of December 31, 2021:

	Partnership's 2025 Goals	Actuals as of December 31, 2021
Partnership Diversity (US & Canada):
Financial Advisors:
People of Color	15%	9%
Women	30%	22%
Home Office General Partners:
People of Color	15%	12%
Women	40%	31%
Leaders Across Home Office:
People of Color	20%	17%
Women	50%	49%

Employees

The Partnership ended 2021 with 18,823 financial advisors, a decrease of 402 compared to 2020. This was due to the Partnership gradually restarting hiring following a temporary pause on the recruitment of non-licensed financial advisors in 2020, together with an intentional strategy to grow its impact by offering a plan and resources for both current financial advisors and new hires to promote branch team success. In 2021, the financial advisor attrition rate was 6.6%, a slight decrease from 6.7% in 2020.

As of December 31, 2021, the Partnership had approximately 50,000 full-time and part-time employees and partners, including its 18,823 financial advisors. The Partnership’s financial advisors are employees or partners of the Partnership. Service partners are financial advisors, but not employees of the Partnership.

Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about key metrics and historical growth and attrition rates for financial advisors.

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

As an investment dealer registered in all provinces and territories of Canada, EJ Canada is subject to provincial, territorial and federal laws. All provinces and territorial jurisdictions have established securities administrators to administer securities laws. EJ Canada is also subject to the regulation of the Canada SRO, the Investment Industry Regulation Organization of Canada ("IIROC"), which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada. IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

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

Pursuant to U.S. federal law, Edward Jones as a broker-dealer belongs to the Securities Investors Protection Corporation (“SIPC”). For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities in a client's account, with a maximum of $250,000 for cash claims. Pursuant to IIROC requirements, EJ Canada belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For clients in Canada, CIPF limits coverage to C$1,000,000 in total, which can be any combination of securities and cash.

The Partnership currently maintains additional protection for U.S. clients through a contract with Underwriters at Lloyd’s, which protects clients’ accounts in excess of the SIPC coverage subject to specified limits. This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of cash and client securities up to an aggregate limit of $900,000,000 (with maximum cash coverage limited to $1,900,000 per client) for covered claims of all U.S. clients of Edward Jones. Market losses are not covered by SIPC or the additional protection. In addition, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit for U.S. clients pursuant to the Customer Protection Rule 15c3-3 (“Customer Protection Rule”) under the Securities Exchange Act of 1934, as amended ("Exchange Act").

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

PART I

Item 1. Business, continued

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

EJ Canada and Trust Co. are also required to maintain specified levels of regulatory capital. Each of these subsidiaries has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which it operates.

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

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance") and Canadian Securities Administrators ("CSA") Amendments. As a U.S. broker-dealer, Edward Jones is subject to Regulation Best Interest, which establishes a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest. Edward Jones is also subject to the SEC rule requiring registered investment advisers and broker-dealers to deliver a Form CRS Relationship Summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history. The SEC has also issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser." Edward Jones has, at all times, maintained policies and procedures to comply with the Rules and Guidance.

As a Canadian broker-dealer, EJ Canada is subject to National Instrument 31-103, "Registration Requirements, Exemptions and Ongoing Registrant Obligations," including the CSA's recent amendments to registrant conduct requirements ("the Client Focused Reforms"), many of which are similar to the SEC's Rules and Guidance. The amendments became effective over a two-year phased implementation concluding December 31, 2021. The Partnership implemented measures to address the Client Focused Reforms.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts; (2) the COVID-19 pandemic and the global governmental response, vaccination and related impact on society, the global economy and volatility in financial markets; (3) regulatory actions; (4) changes in legislation or regulation; (5) actions of competitors; (6) litigation; (7) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (8) changes in interest rates; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; (11) our ability to attract and retain qualified financial advisors and other employees; and (12) the risks discussed under Part I, Item 1A – Risk Factors. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1A. RISK FACTORS

The Partnership is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, or in the Partnership’s other filings with the SEC, the following are some important factors that could cause the Partnership’s actual results to differ materially from results experienced in the past or those projected in any forward-looking statement. If any of the matters included in the following risks were to occur, the Partnership’s business, financial condition, results of operations and cash flows could be materially adversely affected. The risks and uncertainties described below are not the only ones the Partnership faces. Additional risks and uncertainties not presently known to the Partnership or that the Partnership currently deems immaterial could also have a material adverse impact on the Partnership’s business and operations. All amounts are presented in millions, except as otherwise noted.

RISKS RELATED TO THE PARTNERSHIP’S BUSINESS

Risks Related to Economic and Market Conditions and Events

COVID-19 GLOBAL PANDEMIC — Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership may experience negative impacts to its business operations and financial results.

The spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy. Additionally, the federal funds rate remained near zero throughout 2021. Further economic or market events and an ongoing low interest rate environment could negatively impact the Partnership's business operations and financial results. In particular, the Partnership may experience lower asset-based revenue due to declines in the market value of client assets on which asset-based revenue is earned. Further, the Partnership may continue to experience fee waivers in order to maintain a positive client yield on the Money Market Fund, which reduces asset-based fee revenue, in addition to lower interest revenue when compared to pre-pandemic levels.

The effects of COVID-19 on financial advisor, BOA and home office associate attrition are uncertain and cannot be reliably predicted. However, there has been a significant increase in the number of companies offering remote work arrangements for all roles in response to the pandemic and changes in employees' work preferences, which enables those companies to attract employees from a broader geographic area and could potentially result in higher attrition.

MARKET CONDITIONS AND SECURITIES INDUSTRY — The Partnership's financial results are directly impacted by market conditions, inflation and trends and changes in the securities industry. A downturn in the U.S. and/or global securities markets has and could have a significant negative effect on revenues that could significantly reduce or eliminate profitability of the Partnership. Increasing inflation could also affect securities prices and as a result, the profitability of the Partnership. Furthermore, the securities industry is continually facing change, some of which may negatively impact the profitability of the Partnership.

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, governmental shutdown, trade tensions and disputes, global economic slowdown, widespread health epidemics or pandemics, natural disasters, terrorist attacks, war or other geopolitical conflict, changes in local and national economic, social and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, institutional failures and emergence of geopolitical conflicts could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

PART I

Item 1A. Risk Factors, continued

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue, and a decrease in the market value of assets would have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets. A market decline could have a greater negative impact on revenues and profitability than experienced in prior years due to the increasing proportion of asset-based revenues. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade and asset-based fee revenue, decreased margins and losses in firm inventory and investment accounts. In the event of a significant reduction in revenues and depending on the amount of fixed financial advisor compensation at that time, the Partnership could experience a material adverse impact on the profitability of the Partnership.

High inflation rates and market expectations of rising inflation rates in the future can negatively influence securities prices, as well as activity levels in the securities markets. As a result, the Partnership’s profitability may be adversely affected by inflation and inflationary expectations. Additionally, the impact of inflation on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

A significant portion of the Partnership’s clients’ holdings are in mutual fund investments, which have been and may continue to be impacted by changes in the mutual funds industry affecting fee structures. The Partnership has experienced and may continue to experience decreased margins earned on mutual funds, which negatively impacts trade revenue.

Refer to the preceding risk factor for specific market conditions and risks related to the current COVID-19 pandemic.

COMPETITION — The Partnership is subject to intense competition for clients and personnel, and there is an increasing pace of industry change. Some of its competitors have greater resources and are rapidly changing their business practices.

All aspects of the Partnership’s business are highly competitive. The Partnership competes for clients and personnel directly with other securities firms and increasingly with other organizations and businesses offering financial services, such as banks and insurance companies. Some of these organizations are larger and have greater capital, resources, brokerage volume, and range of financial services, and some are "fintech" companies that have technological advancements that allow them to compete through internet- and mobile-based platforms. The Partnership continues to compete with firms of all sizes offering discount brokerage services, usually with lower levels of personalized service to individual clients, including major competitors that offer zero commissions for the purchases and sales of stocks, ETFs and other brokerage products. The Partnership currently charges clients a commission for the purchase and sale of similar products and continues to see declines in client dollars invested in trading products. Existing and future clients may seek lower cost options, which may significantly reduce the Partnership's trade revenue for the purchase and sale of brokerage products in the future.

Further, the financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based "robo-advice" and enhanced digital experiences for clients with limited or no personalized service to clients or to supplement full-service offerings. Industry and technology changes may result in increased prevalence of robo-advisors. The Partnership is subject to risk from the accelerated changes to the industry and competitive forces, which have resulted and are expected to continue to result in significant costs for investments in human capital, technology infrastructure, digital initiatives, virtual enablement tools, strategic relations and test and learn pilot programs, to deliver enhanced value for its clients, branch teams and home office associates. Clients can transfer their business to competing organizations at any time. The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide goals-based advice may be impacted by the evolving financial services industry, including changing client expectations and technology needs, as well as robo-advisors and other lower cost options. The Partnership may be subject to operational risk if the Partnership is unable to keep pace with this rapidly changing environment, which includes client, industry, technology and regulatory changes. In addition, the Partnership's ability to compete and adapt its business model may be impacted by changing client demographics, preferences and values. If the Partnership does not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability. Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

PART I

Item 1A. Risk Factors, continued

Competition among financial services firms also exists for financial advisors, BOAs and home office associates. The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain and motivate current employees. The Partnership plans to continue to grow its impact by focusing on hiring both experienced financial advisors and non-licensed candidates, as well as BOAs and home office associates, in future periods to increase the number of clients and communities it serves. If the Partnership is unable to grow its impact with its focused hiring strategy, the Partnership's number of client accounts and net new assets could have an adverse impact on its results of operations. Additionally, the Partnership's business is dependent on financial advisors' ability to compete for clients in order to attract and retain clients and clients' assets. If the Partnership’s profitability decreases, then bonuses paid to financial advisors, BOAs and home office associates, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. Furthermore, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.

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

INTEREST RATE ENVIRONMENT — The Partnership’s profitability is impacted by the interest rate environment.

The Partnership has been and continues to be exposed to risk from the low interest rate environment. If the low interest rate environment continues, the Partnership will continue to be negatively impacted by lower interest income earned from interest-earning assets, primarily receivables from clients on margin balances and short-term investments. Banks have experienced a significant increase in cash deposits in recent periods, which may impact the Partnership's ability to continue to find financial institutions at which to place funds for principal protection while earning a reasonable rate of return on those funds. Additionally, the low interest rate environment has and will continue to have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership's revenue earned from certain cash solutions products has been negatively impacted and will continue to be negatively impacted by the low interest rate environment, which may reduce asset-based fee revenue. The low interest rate environment has and may continue to have a negative impact on the Partnership's ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in client cash programs. Additionally, throughout 2021, the Partnership waived fees earned from the Money Market Fund due to the ongoing low interest rate environment, which, subject to a rise in interest rates, will continue to negatively impact asset-based fee revenue.

A rising interest rate environment subjects the U.S. Treasury market to decreasing prices, directly impacting the Partnership's valuation of its portfolio of government and agency obligations, which may result in unrealized losses on its investments. Additionally, the respective interest rates earned and paid on the Partnership’s financial assets and liabilities may not change at the same pace, which may reduce the Partnership's profitability.

PART I

Item 1A. Risk Factors, continued

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

Standard of Care Initiatives. In addition to the SEC's Rules and Guidance and CSA's Client Focused Reforms (see Part 1, Item 1 – Business – Regulation), state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care, which may diverge from the SEC's Rules and Guidance. The Partnership is dedicating significant resources to interpret and address these laws and rules. The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

DOL Prohibited Transaction Exemption ("PTE"). On February 16, 2021, the DOL's PTE on Improving Investment Advice for Workers and Retirees was finalized. The PTE provides a means for financial advisors and their firms to receive certain payments even if they are deemed a fiduciary under applicable guidance for purposes of ERISA and retirement accounts. The Partnership has implemented measures to comply with the PTE.

PART I

Item 1A. Risk Factors, continued

LITIGATION AND REGULATORY INVESTIGATIONS AND PROCEEDINGS — As a financial services firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory investigations and proceedings, which have increased over time and are expected to continue to increase.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks. The Partnership is, from time to time, subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as SROs and other regulators. Such matters have in the past, and could in the future, lead to formal actions, which may negatively impact the Partnership’s business and result in significant expenses. In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other significant litigation such as class action suits. Over time, there has been increasing litigation involving the financial services industry, including class action suits that generally seek substantial damages.

The Partnership has incurred and may continue to incur significant expenses to defend and settle claims. Negative outcomes in litigation or regulatory investigations may negatively impact the Partnership's financial results due to penalties and fines, restitution to clients and personnel and injunctive or other equitable relief, which may be significant. Additionally, negative outcomes may result in reputational harm that could impact the Partnership's ability to attract and retain clients and personnel. In view of the inherent difficulty of reliably predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. Due to the uncertainty related to litigation and regulatory investigations and proceedings, the Partnership cannot determine if such matters will have a material adverse effect on its revenues, profitability, and its consolidated financial condition.

Such legal actions may be material to future operating results for a particular period or periods. See Part I, Item 3 – Legal Proceedings for more information regarding certain unresolved claims.

Risks Related to Human Capital

INABILITY TO ATTRACT AND RETAIN QUALIFIED TALENT — If the Partnership is unable to attract, retain, develop and support qualified financial advisors, BOAs and home office associates, the Partnership may not be able to maintain or increase its operating results or grow the firm's positive impact on clients and communities.

The Partnership is committed to an innovative and intentional strategy to grow its impact by offering a plan and resources for both current financial advisors and new hires. This growth strategy is intended to help promote branch team success in serving existing clients and future clients and creating a positive impact in our communities. This approach may continue to result in fewer financial advisors hired than in past periods. During times of market volatility and industry change, it has and may continue to be, more difficult for the Partnership to attract qualified applicants for financial advisor positions. The Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors, and current financial advisors may be less effective in recruiting potential new financial advisors through referrals during times of market volatility and industry change. Additionally, new financial advisors have and may continue to encounter difficulties developing or expanding their businesses, specifically in times of market volatility. There can be no assurance that the Partnership will be able to grow, retain, develop and support its financial advisors and it may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. Furthermore, given changes to regulatory requirements, performance standards and financial advisor compensation, there can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

The market for qualified personnel is highly competitive as financial industry employers are increasingly offering incentives such as guaranteed contracts, upfront payments and increased compensation, which may adversely impact the Partnership's attraction and retention of qualified talent and could lead to increased compensation costs for the Partnership. The Partnership's growth and retention of client accounts, as well as the gathering of new assets, are affected by retention and growth in the number of financial advisors, as well as BOAs and home office associates who support those financial advisors. The inability to attract, retain, develop or support financial advisors, BOAs and home office associates may result in slower growth in the number of client accounts and net new assets, which could have an adverse impact on revenue the Partnership receives from commissions and asset-based fees and on its results of operations.

PART I

Item 1A. Risk Factors, continued

INCREASED FINANCIAL ADVISOR COMPENSATION — Compensation paid to new financial advisors, as well as current financial advisors participating in a retirement transition plan, could negatively impact the Partnership’s profitability and capital if the increased compensation does not result in greater retention of financial advisors and clients or increased productivity.

In order to attract candidates to become financial advisors, the Partnership provides new financial advisors, for specified periods of time, a minimum base compensation as well as certain bonuses based on the amount of new assets gathered. The intent is to attract a greater number of high-quality recruits with an enhanced level of base compensation in order to serve more clients and meet the Partnership’s growth objectives. If financial advisor compensation does not result in a corresponding increase in the level of productivity and retention rate of these financial advisors, then this additional compensation could negatively impact the Partnership’s financial performance in future periods. Additionally, the Partnership's compensation programs have resulted in higher costs to support the firm's growth and business model that will increase the cumulative investment in each branch.

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

BRANCH OFFICE SYSTEM — The Partnership’s system of maintaining branch offices may expose the Partnership to risk of loss or liability from the activities of the branch team and to increases in rent related to increased real property values.

The majority of the Partnership’s branch offices are staffed by a single financial advisor and a BOA. Branch offices do not have an onsite supervisor as would be found at broker-dealers with multi-broker branches. The Partnership’s primary supervisory activity is conducted from its home offices. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors and/or BOAs. Furthermore, the Partnership may be exposed to further losses if additional time passes before its supervisory personnel detect problem activity.

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

PART I

Item 1A. Risk Factors, continued

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement), who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. However, there is no assurance that partners will be able to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity, which may adversely impact the Partnership.

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

Pursuant to the Customer Protection Rule, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients. Banking regulations and the interest rate environment may also impact the Partnership's ability to continue to find financial institutions at which to place those segregated client funds and earn a reasonable rate of return on those funds. Additionally, the Partnership has significant investments in U.S. treasuries to help facilitate cash management for the firm and regulatory reserve requirements for its clients. In the event of a significant and sudden change to the customer reserve requirements, the Partnership may experience liquidity restraints and have to sell the investments at a loss, which may negatively impact the Partnership's profitability.

PART I

Item 1A. Risk Factors, continued

In the U.S., Edward Jones may be required to restrict its withdrawal of Partnership capital in order to meet its net capital requirements. In addition to the regulatory requirements applicable to Edward Jones, Trust Co. and EJ Canada are subject to regulatory capital requirements in the U.S. and in Canada, respectively. Failure by the Partnership to maintain the required regulatory capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation.

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

Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. Redemptions upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the redemption requirements of the Partnership's capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with U.S generally accepted accounting principles (“GAAP”). If the Partnership’s capital declines by a substantial amount due to partner deaths or withdrawals, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners. The risk of withdrawal requests could increase during periods of decreased profitability or potential losses, which may impact the Partnership's results of operations.

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

Poor investment returns, due to either general market conditions or underperformance of programs constructed by the Partnership (relative to the programs of the Partnership’s competitors or to benchmarks) may affect the Partnership's ability to retain existing AUC and to attract new clients or additional assets from existing clients. Should there be a reduction in AUC in programs which generate asset-based fees, the Partnership would experience a decrease in net revenue.

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

UPGRADE OF TECHNOLOGICAL SYSTEMS — The Partnership will continue to engage in significant digital initiatives in the future which may be costly and could lead to disruptions.

The Partnership has engaged in significant digital initiatives and expects to continue to do so in the future, which may result in a significant increase in costs that may adversely impact the Partnership's profitability. Such initiatives are not only necessary to better meet the needs of and add value for the Partnership’s clients, but also to satisfy new industry standards and practices, anticipate industry and competitive changes, better secure the transmission of clients’ information on the Partnership’s systems, enhance support for a hybrid remote and in-office workforce and improve operational efficiency. The Partnership's inability to enhance technology at the pace of the industry could negatively impact its ability to attract and retain clients.

With any major digital initiative or system replacement, there will be a period of education and adjustment for the branch and home office associates utilizing the tool or system. Following any upgrade or replacement, if the Partnership’s systems, tools or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new tool, system or system upgrade contains a major problem, the Partnership could experience inefficiencies and unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, poor user experience and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage.

PART I

Item 1A. Risk Factors, continued

TECHNOLOGY AND OPERATIONAL DISRUPTIONS — The inability to successfully process client transactions due to volume and volatility can have a material negative effect on the Partnership’s profitability, operations, reputation and regulatory compliance.

The Partnership processes, records and monitors a significant amount of client transactions daily. Transaction volume and volatility may result in unanticipated system interruptions, errors or downtime due to system capacity that could have a significant impact on the Partnership's profitability, operations and reputation. Significant volatility in the number of client transactions and rebalancing activity may cause operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and such volatility may also result in increased personnel and related processing costs that could have a negative impact on the Partnership's profitability. In the event the Partnership's systems are unable to handle transaction volatility and volumes, the Partnership may experience extended periods of downtime to restore system functionality that could affect its ability to process and settle client transactions timely and accurately, potentially resulting in financial losses, disciplinary action by governmental agencies, SROs and/or other regulators and damage to the Partnership's reputation. Additionally, the inability of the Partnership’s systems to accommodate a significant increase in the volume of transactions could also constrain its ability to expand its business. Furthermore, technology and operational disruptions could result in inaccurate books and records, which would expose the Partnership to disciplinary action by governmental agencies, SROs and other regulators.

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

The Partnership relies heavily on communications and information systems to conduct its business, including the secure processing, storage and transmission of confidential and other information. The Partnership’s offices and its existing communications and information systems, including its backup systems, as well as the systems of third parties the Partnership relies on, are vulnerable to security breaches, damages and interruptions from human error, sabotage, cybersecurity attacks, computer viruses and other malicious code, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s systems, and similar events. The risk of these types of security breaches occurring is continuing. The Partnership has processes in place designed to safeguard and monitor against security breaches and other disruptions of its systems and those of third parties the Partnership relies on and has not experienced, to date, any material losses related to cybersecurity attacks or other information security breaches. However, there can be no assurance the Partnership will not suffer such losses in the future.

If a security breach were to occur, such an event could substantially disrupt the Partnership’s business by exposing the Partnership’s, its clients’ or third parties’ confidential information or causing interruptions or malfunctions in the Partnership’s or third parties’ operations. In order to serve clients, the Partnership maintains personal information about current, former and prospective clients, partners and associates that is subject to various laws and regulations. Security breaches of this type of information could subject the Partnership to significant liability and expenses that may not be covered by insurance. In addition, the Partnership’s reputation and business may suffer if such clients or associates experience data or financial loss from a significant security breach.

CANADA OPERATIONS — The Partnership has made, and may be required to continue to make, substantial investments to support its Canada operations, which have not consistently been profitable.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. Canada operations have historically operated at a substantial deficit since inception. However, Canada became profitable in 2021. The Partnership has initiatives in place designed to accomplish the objectives of increasing revenue, controlling expenses and intentionally growing the number of financial advisors in order to maintain profitability in Canada without future capital support from the Partnership. However, there is no guarantee that Canada will maintain profitability, and the Partnership may have to provide additional support to address short-term liquidity, capital or expansion needs. For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

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

The Managing Partner has the ability, in their sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $380, $1, $5 and $4 of Interests under the 2018 Plan in 2019, 2020, 2021 and early 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes.

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

In 2021, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2022 is expected to remain at a similar level as 2021. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

The Partnership also must indemnify any general partner, including the Managing Partner, from any claim in connection to acts or omissions performed in connection with the business of the Partnership and from costs or damages stemming from a claim attributable to acts or omissions by such partner, unless such act or omission was not in good faith on behalf of the Partnership, was not in a manner reasonably believed by the partner to be within the scope of their authority, and was not in the best interests of the Partnership. The Partnership does not have to indemnify any general partner, including the Managing Partner, in instances of fraud, for acts or omissions not in good faith or which involve intentional misconduct, a knowing violation of the law, or gross negligence, or for any acts or omissions where such partner derived improper personal benefit.

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

FOREIGN EXCHANGE RISK FOR CANADA RESIDENTS — Each foreign limited partner has the risk that they will lose value on their investment in the Interests due to fluctuations in the applicable exchange rate; furthermore, foreign limited partners may owe tax on a disposition of the Interests solely as the result of a movement in the applicable exchange rate.

All investors purchase Interests using U.S. dollars. As a result, limited partners who reside in Canada may risk having the value of their investment, expressed in Canadian currency, decrease over time due to movements in the applicable currency exchange rates. Accordingly, such limited partners may have a loss upon disposition of their investment solely due to a downward fluctuation in the applicable exchange rate.

In addition, changes in exchange rates could have an impact on Canadian federal income tax consequences for a limited partner, if such limited partner is a resident in Canada for purposes of the Income Tax Act (Canada). The disposition by such limited partner of an Interest, including as a result of the withdrawal of the limited partner from the Partnership or the Partnership’s dissolution, may result in the realization of a capital gain (or capital loss) by such limited partner. The amount of such capital gain (or capital loss) generally will be the amount, if any, by which the proceeds of disposition of such Interest, less any reasonable costs of disposition, each expressed in Canadian currency using the exchange rate on the date of disposition, exceed (or are exceeded by) the adjusted cost base of such Interest, expressed in Canadian currency using the exchange rate on the date of each transaction that is relevant in determining the adjusted cost base. Accordingly, because the exchange rate for those currencies may fluctuate between the date or dates on which the adjusted cost base of a limited partner’s Interest is determined and the date on which the Interest is disposed of, a Canadian-resident limited partner may realize a capital gain or capital loss on the disposition of their Interest solely as a result of fluctuations in exchange rates.

PART I

Item 1A. Risk Factors, continued

STATUS AS PARTNER FOR TAX PURPOSES AND TAX RISKS — Limited partners are subject to income tax liabilities on the Partnership’s income, whether or not income is distributed, and may have an increased chance of being audited. Limited partners may also be subject to passive loss rules as a result of their investment.

Limited partners are required to file tax returns and pay income tax in those U.S. states and, in some circumstances, foreign jurisdictions in which the Partnership operates, as well as in the limited partner’s place of residence or domicile. Any costs of obtaining professional tax advice or preparation of tax returns are the responsibility of the limited partner and may be significant. Limited partners are liable for income taxes on their share of the Partnership’s taxable income. The amount of income the limited partner pays tax on can significantly exceed the net income earned on the Interests and the income distributed to such limited partner, which results in a disproportionate share of income being used to pay taxes.

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

The Partnership’s income tax returns may be audited by government authorities. Under U.S. federal audit and administrative procedures applicable to partnerships, any U.S. federal income taxes, penalties, and interest resulting from adjustments to Partnership tax items, including adjustments made pursuant to an IRS audit, generally will be imposed on the Partnership in the year in which the adjustments are made or otherwise become final. If, as a result of adjustments to Partnership tax items, the Partnership is required to make payments in respect of taxes, penalties and interest, our cash available for distribution to our partners may be substantially reduced. Moreover, an audit of the Partnership's income tax returns may result in the audit of the returns of the limited partners and may require an amendment of their tax returns with the possibility of interest and penalty assessments.

PART II

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campuses in St. Louis, Missouri and one campus in Tempe, Arizona. As of December 31, 2021, the Partnership had 13 home office buildings. The Partnership owns 12 of the buildings and leases its Canada home office in Mississauga, Ontario and the land for the Tempe, Arizona campus.

The Partnership also maintains facilities in 15,525 branch locations as of December 31, 2021, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 2 and 16 to the Consolidated Financial Statements for information regarding lease liabilities and related party transactions, respectively.

ITEM 3. LEGAL PROCEEDINGS

Refer to Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements for information regarding the Partnership's legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given). As of February 25, 2022, the Partnership had 23,381 limited partners.

ITEM 6. [RESERVED]

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations, the financial condition and the cash flows of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For discussions surrounding the earliest of the three years presented below, refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2020. All amounts are presented in millions, except as otherwise noted.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Program fees are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the distribution of mutual fund shares, the purchase or sale of equities and the purchase of insurance products. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, and certificates of deposit. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

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

	For the years ended December 31,			% Change
	2021	2020	2019	'21 vs. '20	'20 vs. '19
Revenue:
Fee revenue:
Asset-based	$9,737	$7,515	$6,778	30%	11%
Account and activity	687	660	674	4%	-2%
Total fee revenue	10,424	8,175	7,452	28%	10%
% of net revenue	85%	81%	80%
Trade revenue	1,719	1,719	1,581	—	9%
% of net revenue	14%	17%	17%
Net interest and dividends	73	105	259	-30%	-59%
Other revenue, net	63	64	77	-2%	-17%
Net revenue	12,279	10,063	9,369	22%	7%
Operating expenses	10,674	8,778	8,277	22%	6%
Income before allocations to partners	$1,605	$1,285	$1,092	25%	18%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$106	$114	$118	-7%	-3%
Advisory programs ($ billions)	$74	$41	$31	80%	32%
Client households at year end	5.9	5.7	5.5	4%	4%
Net new assets for the year ($ billions)(2)	$93	$66	$64	41%	3%
Client assets under care:
Total:
At year end ($ billions)	$1,822	$1,546	$1,349	18%	15%
Average ($ billions)	$1,693	$1,354	$1,238	25%	9%
Advisory programs:
At year end ($ billions)	$702	$560	$456	25%	23%
Average ($ billions)	$637	$471	$408	35%	15%
Financial advisors (actual):
At year end	18,823	19,225	18,704	-2%	3%
Average	18,929	19,116	18,171	-1%	5%
Attrition %(3)	6.6%	6.7%	8.8%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	36,338	30,606	28,538	19%	7%
Average for year	34,042	26,897	26,367	27%	2%
S&P 500 Index (actual):
At year end	4,766	3,756	3,231	27%	16%
Average for year	4,271	3,218	2,912	33%	11%

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership ended 2021 with an 18% increase in client AUC to $1.8 trillion compared to 2020. Net new assets increased 41% to $93 billion in 2021 compared to 2020. Edward Jones ended 2021 with 18,823 financial advisors, a decrease of 402 compared to the end of 2020. This was due to the Partnership gradually restarting hiring following a temporary pause on the recruitment of non-licensed financial advisors in 2020, together with an intentional strategy to grow its impact by offering a plan and resources for both current financial advisors and new hires to promote branch team success.

Average client AUC increased 25% in 2021 to $1.7 trillion compared to 2020 due to increases in the market value of client assets, as well as the cumulative impact of net new assets. Advisory programs' average AUC increased 35% in 2021 to $637 billion due to higher average market levels compared to 2020 and the continued increase in investment of client assets into advisory programs.

Net revenue increased 22% to $12,279 in 2021 compared to 2020. Results reflected a 28% increase in fee revenue, primarily due to higher average market levels, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses increased 22% to $10,674 in 2021 compared to 2020, primarily due to an increase in financial advisor and variable compensation. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned. Variable compensation increased due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. The Firm benefited from ongoing cost savings, including limits on travel and in-person events due to COVID-19.

Net income before allocations to partners increased 25% to $1,605 in 2021 compared to 2020.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 28% in 2021 to $10,424 compared to 2020. A discussion of fee revenue components follows.

	Years Ended December 31,			% Change
	2021	2020	2019	'21 vs. '20	'20 vs. '19
Fee Revenue:
Asset-based fee revenue:
Advisory programs fees	$7,421	$5,537	$4,810	34%	15%
Service fees	1,676	1,387	1,329	21%	4%
Other asset-based fees	640	591	639	8%	-8%
Total asset-based fee revenue	$9,737	$7,515	$6,778	30%	11%
Account and activity fee revenue:
Shareholder accounting service fees	436	424	432	3%	-2%
Other account and activity fees	251	236	242	6%	-2%
Total account and activity fee revenue	687	660	674	4%	-2%
Total fee revenue	$10,424	$8,175	$7,452	28%	10%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$625.7	$463.9	$402.2	35%	15%
Mutual fund assets held outside of advisory programs	$576.0	$467.6	$424.7	23%	10%
Insurance	$89.3	$77.2	$74.8	16%	3%
Cash solutions	$49.6	$40.1	$33.1	24%	21%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for each of the years presented.

Total asset-based fee revenue increased 30% to $9,737 in 2021 compared to 2020, primarily due to increases in revenue from advisory program fees, as well as increases in service fee revenue. Growth in revenue from advisory programs and service fees was due to higher average market levels in 2021 compared to 2020, as well as the continued investment of client assets in advisory programs and mutual fund assets held outside of advisory programs. Other asset-based fee revenue increased in 2021 compared to 2020 due to the growth in client asset values in non-advisory programs. These increases were partially offset by declines in cash solutions revenue related to the Money Market Fund, which continues to be negatively impacted by increased fee waivers in order to maintain a positive client yield on the Money Market Fund following the decrease in the federal funds rate to near zero in March 2020.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, remained constant at $1,719 in 2021 compared to 2020. A discussion of trade revenue components follows.

	Years Ended December 31,						% Change
	2021		2020		2019		'21 vs. '20	'20 vs. '19
Trade revenue:
Commissions revenue:
Mutual funds	$777		$711		$675		9%	5%
Equities	603		681		484		-11%	41%
Insurance products and other	299		268		316		12%	-15%
Total commissions revenue	1,679		1,660		1,475		1%	13%
Principal transactions	40		59		106		-32%	-44%
Total trade revenue	$1,719		$1,719		$1,581		—	9%

Related metrics:
Client dollars invested ($ billions)(1):
Mutual funds	$47.7	45%	$41.1	36%	$36.4	31%	16%	13%
Equities	42.1	40%	46.0	40%	30.4	26%	-8%	51%
Insurance products and other	6.9	7%	6.4	6%	6.4	5%	8%	—
Principal transactions	9.2	8%	21.0	18%	44.8	38%	-56%	-53%
Total client dollars invested	$105.9	100%	$114.5	100%	$118.0	100%	-8%	-3%

Margin per $1,000 invested	$16.2		$15.0		$13.4		8%	12%
U.S. business days	252		253		252		—	—

(1) Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue remained constant in 2021 compared to 2020 due to an increase in commissions revenue that was offset by a decrease in principal transactions revenue. Commissions revenue increased due to increases in overall margin earned, which increased due to a change in product mix with a higher portion of client dollars invested in mutual funds and insurance products that earn higher margins than equities and principal transaction products. Despite higher overall margins, margins earned on mutual funds have decreased due to changes in mutual fund fee structures, which has partially offset the increase in mutual funds revenue resulting from higher client dollars invested. The increase in commissions revenue was partially offset by the decrease in equities revenue, which was primarily due to lower client dollars invested compared to 2020. Principal transactions revenue decreased as a result of a decrease in client dollars invested compared to 2020 due to the low interest rate environment.

Net Interest and Dividends

Net interest and dividends revenue decreased 30% to $73 in 2021 compared to 2020 primarily due to interest rates remaining at record low levels since the Federal Reserve cut the federal funds effective rate to near zero in March 2020, which began impacting results in the second quarter of 2020 and therefore was only partially reflected in the results of 2020. Despite increases in short-term investment balances in 2021, interest income decreased from lower average interest rates earned on those balances compared to 2020. The decrease in interest revenue in 2021 was partially offset by a decrease in customer credit interest expense in 2021 compared to 2020, primarily due to the low rate paid on client's cash held in their accounts in 2021, which was only partially reflected in the results of 2020 due to the timing of the customer credit rate decrease.

The majority of interest expense in 2021 consisted of the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners. The 7.5% rate is fixed and is not impacted by the low interest rate environment.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 22% in 2021 to $10,674 compared to 2020, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Years Ended December 31,			% Change
	2021	2020	2019	'21 vs. '20	'20 vs. '19
Operating expenses:
Compensation and benefits:
Financial advisor	$5,003	$4,169	$3,874	20%	8%
Home office and branch	1,768	1,603	1,546	10%	4%
Variable compensation	1,949	1,414	1,118	38%	26%
Total compensation and benefits	8,720	7,186	6,538	21%	10%
Occupancy and equipment	547	522	499	5%	5%
Communications and data processing	485	413	392	17%	5%
Fund sub-adviser fees	245	187	159	31%	18%
Professional and consulting fees	151	109	113	39%	-4%
Other operating expenses	526	361	576	46%	-37%
Total operating expenses	$10,674	$8,778	$8,277	22%	6%

Related metrics (actual):
Number of branches:
At year end	15,525	15,361	15,044	1%	2%
Average	15,418	15,307	14,636	1%	5%
Financial advisors:
At year end	18,823	19,225	18,704	-2%	3%
Average	18,929	19,116	18,171	-1%	5%
Branch office administrators(1):
At year end	17,515	16,723	16,958	5%	-1%
Average	17,215	16,799	16,670	2%	1%
Home office associates(1):
At year end	7,499	6,954	7,049	8%	-1%
Average	7,223	7,001	6,979	3%	—
Home office associates(1) per 100 financial advisors (average)	38.2	36.6	38.4	4%	-5%
Branch office administrators(1) per 100 financial advisors (average)	90.9	87.9	91.7	3%	-2%
Operating expenses per financial advisor (average)(2)	$183,686	$157,355	$172,032	17%	-9%

(1)
Counted on a full-time equivalent basis.
(2)
Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The increase in operating expenses in 2021 compared to 2020 was primarily due to compensation and benefits expense (described below) increasing 21% to $8,720 in 2021, in addition to increases in communications and data processing and professional and consulting fees due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs. Other operating expenses increased due to increases in advertising, legal and other various items. The Firm benefitted from ongoing cost savings, including limits on travel and in-person events due to COVID-19.

Financial advisor compensation and benefits expense increased 20% in 2021 due to an increase in revenues on which commissions are earned. Home office and branch compensation and benefits increased 10% in 2021 primarily due to higher wages from an increase in the number of associates, as well as an increase in healthcare costs.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 38% to $1,949 in 2021 due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs. In 2021 the average number of home office associates and BOAs per 100 financial advisors increased 4% and 3%, respectively, primarily due to the increase in the average number of home office associates and BOAs. The operating expenses per financial advisor increased 17%, due to the increase in operating expenses from the intentional investments in the Firm's technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs, as well as increases in advertising, legal and other various items, which were spread across a decreased average number of financial advisors in 2021.

Edward Jones ended 2021 with 18,823 financial advisors, a decrease of 402 compared to 2020. This was due to the Partnership gradually restarting hiring following a temporary pause on the recruitment of non-licensed financial advisors in 2020, together with an intentional strategy to grow its impact by offering a plan and resources for both current financial advisors and new hires to promote branch team success.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2021	2020	2019	'21 vs. '20	'20 vs. '19
Net revenue:
U.S.	$11,946	$9,805	$9,127	22%	7%
Canada	333	258	242	29%	7%
Total net revenue	12,279	10,063	9,369	22%	7%

Operating expenses (excluding variable compensation):
U.S.	8,457	7,132	6,933	19%	3%
Canada	268	232	226	16%	3%
Total operating expenses	8,725	7,364	7,159	18%	3%

Pre-variable income:
U.S.	3,489	2,673	2,194	31%	22%
Canada	65	26	16	150%	63%
Total pre-variable income	3,554	2,699	2,210	32%	22%

Variable compensation:
U.S.	1,907	1,385	1,094	38%	27%
Canada	42	29	24	45%	21%
Total variable compensation	1,949	1,414	1,118	38%	26%

Income (loss) before allocations to partners:
U.S.	1,582	1,288	1,100	23%	17%
Canada	23	(3)	(8)	867%	63%
Total income before allocations to partners	$1,605	$1,285	$1,092	25%	18%

Client assets under care ($ billions):
U.S.
At year end	$1,782.2	$1,514.0	$1,320.5	18%	15%
Average	$1,657.5	$1,326.2	$1,212.3	25%	9%
Canada
At year end	$39.3	$32.0	$28.1	23%	14%
Average	$35.9	$27.7	$25.8	30%	7%

Net new assets for the year ($ billions):
U.S.	$89.5	$64.1	$62.0	40%	3%
Canada	$3.6	$2.0	$1.7	80%	18%

Financial advisors (actual):
U.S.
At year end	17,971	18,321	17,830	-2%	3%
Average	18,053	18,211	17,328	-1%	5%
Canada
At year end	852	904	874	-6%	3%
Average	876	905	843	-3%	7%

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 22% to $11,946 in 2021 compared to 2020, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 29% to $9,496 in 2021 led by an increase in revenue from advisory programs fees primarily due to higher average market levels in 2021 compared to 2020, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 19% to $8,457 in 2021 compared to 2020 due to an increase in financial advisor compensation and benefits expense primarily due to an increase in revenues on which commissions are earned.

Net income before allocations to partners increased 23% to $1,582 in 2021 compared to 2020.

Canada

Net revenue increased 29% to $333 in 2021 compared to 2020, primarily due to increases in asset-based fee revenue. Asset-based fee revenue increased 39% to $241 in 2021, led by an increase in revenue from advisory programs fees primarily due to higher average market levels in 2021 compared to 2020, as well as the cumulative impact of net asset inflows into advisory programs.

Operating expenses (excluding variable compensation) increased 16% to $268 in 2021 compared to 2020 due to an increase in financial advisor compensation and benefits expense primarily due to an increase in revenues on which commissions are earned.

Canada became profitable in 2021. Net income before allocations to partners increased $26 to $23 in 2021 compared to 2020.

LEGISLATIVE AND REGULATORY REFORM

See Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, for a discussion of several proposed, potential and recently enacted Legislative and Regulatory Initiatives that the Partnership is continuing to monitor.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 30% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2021, 2020, and 2019. In addition, the Partnership derived 12%, 13% and 14% of its total revenue for the years ended December 31, 2021, 2020 and 2019, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to changes in the mutual funds industry affecting fee structures that result in decreased margins earned, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan. The Partnership issued approximately $380, $1, $5 and $4 of Interests under the 2018 Plan in 2019, 2020, 2021 and early 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at December 31, 2021, net of reserve for anticipated withdrawals, was $3,235, an increase of $160 from December 31, 2020. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($165), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($5, $61 and $222, respectively) and the net decrease in Partnership loans outstanding ($20), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($17, $19 and $277, respectively). During each of the years ended December 31, 2021, 2020, and 2019, the Partnership retained 13.8% of income allocated to general partners.

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner's death, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

Any partner may also choose to have individual banking arrangements for their Partnership capital contributions. Any bank financing of capital contributions is in the form of unsecured bank loan agreements and is between the individual and the bank. The Partnership does not guarantee these bank loans, nor can the partner pledge their partnership interest as collateral for the bank loan. The Partnership performs certain administrative functions in connection with its limited partners who have elected to finance a portion of their Partnership capital contributions through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships. For all limited partner capital contributions financed through such bank loan agreements, each agreement instructs the Partnership to apply the proceeds from the redemption of that individual’s capital account to the repayment of the limited partner's bank loan prior to any funds being released to the partner. In addition, the partner is required to apply Partnership earnings, net of any distributions to pay taxes, to service the interest and principal on the bank loan. Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity. In addition, partners who finance all or a portion of their capital contributions with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of December 31, 2021
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$1,225	$581	$1,750	$3,556
Partnership capital owned by partners with individual loans	$121	$—	$829	$950
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	10%	0%	47%	27%

Individual loans:
Individual bank loans	$27	$—	$—	$27
Individual Partnership loans	—	—	321	321
Total individual loans	$27	$—	$321	$348
Individual loans as a percent of total Partnership capital	2%	0%	18%	10%
Individual loans as a percent of respective Partnership capital owned by partners with loans	22%	—	39%	37%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2021 and 2020:

	2021	2020
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2021, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of December 31, 2021 and 2020. The Partnership did not have any draws against these lines of credit during the years ended December 31, 2021 and 2020, except for periodically testing draw procedures.

Cash Activity

As of December 31, 2021, the Partnership had $1,835 in cash and cash equivalents and $1,529 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $3,364 of Partnership liquidity as of December 31, 2021, an 18% ($525) increase from $2,839 at December 31, 2020. The Partnership had $20,179 and $17,918 in cash and investments segregated under federal regulations as of December 31, 2021 and 2020, respectively, which was not available for general use. The increase in cash and investments segregated under federal regulations was primarily due to an increase in cash held in clients' accounts, which was partially offset by the increase in receivables from clients on margin balances. The Partnership also held $413 and $971 in government and agency obligations as of December 31, 2021 and 2020, respectively, primarily to help facilitate cash management and maintain firm liquidity. The decrease in the government and agency obligations balance as of December 31, 2021 was partly due to the timing of maturities and was partially reflected in higher firm cash as of December 31, 2021. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

EJ Canada is a registered broker-dealer regulated by IIROC. Under the regulations prescribed by IIROC, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2021 and 2020:

	2021	2020	% Change
U.S.:
Net capital	$1,421	$1,306	9%
Net capital in excess of the minimum required	$1,352	$1,248	8%
Net capital as a percentage of aggregate debit items	41.3%	45.0%	-8%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	20.7%	23.1%	-10%

Canada:
Regulatory risk-adjusted capital	$71	$56	27%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$50	$47	6%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.

MATERIAL CASH COMMITMENTS

The Partnership enters into long-term lease agreements for branch offices, resulting in a total of $343 in lease commitments that are non-cancellable as of December 31, 2021. Subsequent to December 31, 2021, these commitments may fluctuate based on changing business needs and conditions. For further disclosure regarding lease commitments, see Note 2 to the Consolidated Financial Statements.

In 2021, the Partnership invested significantly in software and other technology upgrades, real estate, construction and facilities improvements, resulting in capital expenditures of $234. The Partnership estimates 2022 capital spending of approximately $223. The Partnership expects to continue to invest in software and other technology upgrades and construction and facilities improvements at various branch offices.

Additionally, the Partnership would have incurred termination fees of approximately $483 at December 31, 2021 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2021, the Partnership made no such decision to terminate these services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

The Partnership expects to utilize existing cash and cash earned from operations to meet the obligations disclosed above.

CRITICAL ACCOUNTING ESTIMATES

The Partnership’s financial statements are prepared in accordance with GAAP, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations. The Partnership believes that of its significant accounting policies, the following estimate requires a higher degree of judgment and complexity.

Accruals for Contingencies. The Partnership accrues when appropriate for potential losses that may arise out of various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, SROs and other regulators, to the extent that the amount of such potential losses can be estimated, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 450, Contingencies. See Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 for further discussion of these items. The Partnership regularly monitors its exposures to potential losses. The Partnership’s aggregate accrued liability with respect to litigation and regulatory proceedings represents its estimate of probable losses, as determined under FASB ASC No. 450, Contingencies, after considering, among other factors, whether a putative class

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

action exists, the progress of each case, court rulings or judgments, the Partnership’s experience with other legal and regulatory matters, the perceived likelihood of settlement, outcomes of similar public cases and discussions with legal counsel. Facts and circumstances relating to legal and regulatory matters can rapidly change and are not always controllable by the Partnership, which may contribute to uncertainty and result in volatility in the estimate of losses.

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

None.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.2 billion and $21.5 billion, respectively, for the year ended December 31, 2021. These margin receivables and investments earned interest at an average annual rate of approximately 397 and 9 basis points (3.97% and 0.09%), respectively, in 2021. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $131. Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $15. A 100-basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero.

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

As of the end of the Partnership’s 2021 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2021 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021.

PART II

Item 8. Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Enterprise Leadership Team and Partners of The Jones Financial Companies, L.L.L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2021 and 2020, and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and the financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

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

Asset-based Fee Revenue - Advisory Programs Fees

As described in Notes 1 and 3 to the consolidated financial statements, $7.421 billion of the firm's total asset-based fee revenue of $9.737 billion for the year ended December 31, 2021 was generated from program fees for investment advisory services provided within the Partnership’s advisory programs. Revenue from advisory programs fees are derived from fees determined by the underlying value of client assets. Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date. Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month.

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

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri

March 11, 2022

We have served as the Partnership’s auditor since 2002.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2021	2020
ASSETS:
Cash and cash equivalents	$1,835	$1,125
Cash and investments segregated under federal regulations	20,179	17,918
Securities purchased under agreements to resell	1,529	1,714
Receivable from:
Clients	4,187	3,504
Mutual funds, insurance companies and other	850	818
Brokers, dealers and clearing organizations	213	223
Securities owned, at fair value:
Investment securities	852	1,302
Inventory securities	38	32
Lease right-of-use assets	922	915
Fixed assets, at cost, net of accumulated depreciation and amortization	725	620
Other assets	878	683

TOTAL ASSETS	$32,208	$28,854

LIABILITIES:
Payable to:
Clients	$23,763	$21,241
Brokers, dealers and clearing organizations	112	96
Accrued compensation and employee benefits	2,401	2,104
Accounts payable, accrued expenses and other	1,223	886
Lease liabilities	954	938
	28,453	25,265
Commitments and contingencies (Notes 13 and 14)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,225	1,237
Subordinated limited partners	581	538
General partners	1,429	1,300
Total	3,235	3,075
Reserve for anticipated withdrawals	520	514
Total partnership capital subject to mandatory redemption	3,755	3,589

TOTAL LIABILITIES	$32,208	$28,854

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2021	2020	2019
Revenue:
Fee revenue
Asset-based	$9,737	$7,515	$6,778
Account and activity	687	660	674
Total fee revenue	10,424	8,175	7,452
Trade revenue	1,719	1,719	1,581
Interest and dividends	167	207	416
Other revenue, net	63	64	77
Total revenue	12,373	10,165	9,526
Interest expense	94	102	157
Net revenue	12,279	10,063	9,369
Operating expenses:
Compensation and benefits	8,720	7,186	6,538
Occupancy and equipment	547	522	499
Communications and data processing	485	413	392
Fund sub-adviser fees	245	187	159
Professional and consulting fees	151	109	113
Other operating expenses	526	361	576
Total operating expenses	10,674	8,778	8,277

Income before allocations to partners	1,605	1,285	1,092

Allocations to partners:
Limited partners	208	189	166
Subordinated limited partners	189	149	130
General partners	1,208	947	796
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$169.10	$147.81	$132.22

Weighted average $1,000 equivalent limited partnership units outstanding	1,230,986	1,242,781	1,256,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2018	$884	$504	$1,119	$2,507
Partnership loans outstanding, December 31, 2018	—	4	328	332
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2018	884	508	1,447	2,839
Issuance of partnership interests	380	53	163	596
Redemption of partnership interests	(15)	(34)	(179)	(228)
Income allocated to partners	166	130	796	1,092
Distributions	(56)	(87)	(432)	(575)
Total partnership capital, including capital financed with partnership loans	1,359	570	1,795	3,724
Partnership loans outstanding, December 31, 2019	—	(4)	(356)	(360)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957
Partnership loans outstanding, December 31, 2019	—	4	356	360
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2019	1,249	527	1,541	3,317
Issuance of partnership interests	1	49	163	213
Redemption of partnership interests	(13)	(37)	(194)	(244)
Income allocated to partners	189	149	947	1,285
Distributions	(64)	(93)	(484)	(641)
Total partnership capital, including capital financed with partnership loans	1,362	595	1,973	3,930
Partnership loans outstanding, December 31, 2020	—	(1)	(340)	(341)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640	3,416
Issuance of partnership interests	5	61	222	288
Redemption of partnership interests	(17)	(19)	(277)	(313)
Income allocated to partners	208	189	1,208	1,605
Distributions	(72)	(130)	(718)	(920)
Total partnership capital, including capital financed with partnership loans	1,361	640	2,075	4,076
Partnership loans outstanding, December 31, 2021	—	—	(321)	(321)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$640	$1,754	$3,755
Reserve for anticipated withdrawals	(136)	(59)	(325)	(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$581	$1,429	$3,235

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,605	1,285	1,092
Depreciation and amortization	461	443	432

Changes in assets and liabilities:
Investments segregated under federal regulations	(2,140)	(8,774)	(2,392)
Securities purchased under agreements to resell	185	(21)	(782)
Net payable to clients	1,839	8,174	1,805
Net receivable from brokers, dealers and clearing organizations	26	11	33
Receivable from mutual funds, insurance companies and other	(32)	(157)	(106)
Securities owned	444	(952)	(89)
Other assets	(195)	(67)	(140)
Lease liabilities	(322)	(306)	(283)
Accrued compensation and employee benefits	297	357	282
Accounts payable, accrued expenses and other	227	32	161
Net cash provided by operating activities	2,395	25	13

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(234)	(129)	(176)
Cash used in investing activities	(234)	(129)	(176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of general partnership loans	17	—	—
Issuance of partnership interests	66	50	432
Redemption of partnership interests	(260)	(214)	(216)
Distributions from partnership capital	(1,153)	(864)	(783)
Net cash used in financing activities	(1,330)	(1,028)	(567)
Net increase (decrease) in cash, cash equivalents and restricted cash	831	(1,132)	(730)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	6,875	8,007	8,737
End of year	$7,706	$6,875	$8,007

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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2021 and 2020 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2021, 2020 and 2019 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2021, 2020, and 2019, see Note 15 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust"). Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Certain prior period balances have been adjusted to align to current year presentation. The Partnership evaluated subsequent events for recognition or disclosure through March 11, 2022, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure.

Partnership Agreement. Under the terms of the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021, (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner (as defined in the Partnership Agreement). The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. All current and future Partnership capital is subordinate to all current and future liabilities of the Partnership. The Partnership Agreement includes additional terms.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

Trade revenue – Revenue is derived from fees based on client transactions and includes commissions and principal transactions. The primary source of trade revenue is from commissions revenue which consists of charges to clients for the distribution of mutual fund shares, the purchase or sale of equities and the purchase of insurance products. Principal transactions revenue primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, and certificates of deposit. Principal transactions are generally entered into by the Partnership to facilitate a client's buy or sell order for certain fixed income products. Brokerage contracts outline the transaction services to be performed for a client under the contract and do not have a term. The transaction charge to clients varies based on the product and size of the trade. The Partnership's contracts with mutual fund and insurance companies, along with the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients and earn certain commissions, which for mutual funds, are aligned with the terms of the mutual fund prospectuses. Trade revenue is recognized at a point in time when the transaction is placed, or trade date. On trade date the client obtains control through a right to either own a security for a purchase or receive payment for a sale. Transaction charges are received no later than settlement date.

Interest and dividends revenue – Interest revenue is earned on client margin loan account balances. In addition, interest revenue is earned on cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans and investment securities, none of which is based on revenue contracts with clients.

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

The types of assets categorized as Level I generally are government and agency obligations, including U.S. treasuries, investments in publicly traded mutual funds and money market funds with quoted market prices, equities listed in active markets, client fractional share ownership assets and client fractional share redemption obligations.

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

The types of assets categorized as Level II generally are certificates of deposit, municipal obligations and corporate bonds and notes.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Level III – Inputs are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2021 and 2020.

Cash and Cash Equivalents. The Partnership considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents.

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

Fractional Shares. Clients may receive fractional share interests through the Partnership's dividend reinvestment and dollar cost averaging programs. The Partnership records these fractional shares, which are considered encumbered assets, at fair value in other assets with associated liabilities in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition as the Partnership must fulfill its clients' future fractional share redemptions. The liabilities are initially recorded at the dollar amount received from the clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue in the Consolidated Statements of Income, with no impact on income before allocations to partners. These balances were not previously presented in the Consolidated Statements of Financial Condition, but the Partnership presented an asset and liability of $710 as of December 31, 2021 and adjusted the prior year balance to present an asset and liability of $534 as of December 31, 2020. The revision to the prior year balance had no impact on prior years' income before allocations to partners, operating cash flows, or partnership capital.

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices. The Partnership's investment securities are primarily held to maintain firm liquidity. The unrealized gains and losses for investment securities are recorded in other revenue in the Consolidated Statements of Income. The Partnership records the related unrealized gains and losses for inventory securities in trade revenue in the Consolidated Statements of Income.

Fixed Assets. Fixed Assets include equipment, property, software and leasehold improvements. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to seven years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Software includes purchased software licenses and internally developed software. Internally developed software consists of labor and consulting costs to develop and implement new software or modify existing software to improve functionality for the Partnership's internal use, while costs in other project phases are expensed as incurred. Software is depreciated using the straight-line method over its useful life, which is estimated at three to five years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized and depreciated once the asset is placed into service. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded as other revenue in the Consolidated Statements of Income.

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair value.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Non-qualified Deferred Compensation Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability of $298 for the future payments due to financial advisors participating in the plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income. The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan. These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue in the Consolidated Statements of Income. Each period, the net impact of the change in future amounts owed to financial advisors in the plan and the change in value of the investment securities are approximately the same, resulting in minimal net impact to the Consolidated Financial Statements.

Retirement Transition Plans. The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors. Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement. Generally, the retirement and transition agreement is for five years. During the first two years the retiring financial advisor remains an employee and provides client transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors. The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years. Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years. Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan. As of December 31, 2021, $112 was accrued for future payments to financial advisors who have already started a plan, approximately $55 of which is expected to be paid in 2022. As of December 31, 2020, $109 was accrued. Successor financial advisors receive reduced compensation on transitioned assets for up to four years.

Lease Accounting. The Partnership leases branch office space under numerous operating leases from non-affiliates and financial advisors. Branch offices are generally leased for terms of five years and generally contain a renewal option. Renewal options are not included in the lease term if it is not reasonably certain the Partnership will exercise the renewal option. The Partnership also leases a home office space and land from non-affiliates with terms ranging from 12 to 30 years.

The Partnership recognizes lease liabilities for future lease payments and lease right-of-use assets for the right of use of an underlying asset within a contract. Current leases are all classified as operating leases. Lease right-of-use assets and lease liabilities are recognized in the Consolidated Statements of Financial Condition at commencement date and calculated as the present value of the sum of the remaining fixed lease payments over the lease term. Throughout the lease term, the lease right-of-use asset includes the impact from the timing of lease payments and straight-line rent expense. The Partnership used its incremental borrowing rate based on information available at lease commencement as leases do not contain a readily determinable implicit rate. A single lease cost, or rent expense, is recognized on a straight-line basis over the lease term. The Partnership does not separate lease components (i.e., fixed payments including rent, real estate taxes and insurance costs) from non-lease components (i.e., common-area maintenance) and recognizes them as a single lease component. Variable lease payments not included within lease contracts are expensed as incurred. See Note 2 for additional information.

Income Taxes. Generally, income taxes have not been provided for in the Consolidated Financial Statements due to the partnership tax structure where each partner is liable for their own tax payments. For the jurisdictions in which the Partnership is liable for tax payments, the income tax provisions are immaterial (see Note 11).

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of zero net income for the years ended December 31, 2021, 2020, and 2019. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

Net Income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions including capital contributions financed with loans from the Partnership. First, limited partners are allocated Net Income in accordance with the prescribed formula for their share of net income. Limited partners generally do not share in the Net Loss, as defined in the Partnership agreement, in any year in which there is a net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining Net Income or Net Loss based on formulas as defined in the Partnership Agreement.

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

Current Expected Credit Losses. The Partnership individually assessed the current expected credit loss for the assets below.

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements. Collateral held as of December 31, 2021 and 2020 was $4,803 and $4,035, respectively, and was not repledged or sold. The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

PART II

Item 8. Financial Statements and Supplementary Data, continued

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Federal Reserve Board Regulation T and throughout the life of the loan in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 4210. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent requirement than FINRA Rule 4210. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of December 31, 2021 and 2020, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of December 31, 2021 and 2020.

Securities Purchased under Agreements to Resell

The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing and are carried at contractual cost with accrued interest in receivable from mutual funds, insurance companies and other within the Consolidated Statements of Financial Condition. The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements. In the event that the fair value of the collateral does not meet the contractual minimums, the counterparty is obligated to meet any shortfall promptly. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. The fair value of the collateral related to these agreements was $1,526 and $1,743 as of December 31, 2021 and 2020, respectively, and was not repledged or sold.

To estimate expected credit losses on the resale agreements, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the resale agreements with the fair value of collateral at the reporting date. The counterparties are all financial institutions that the Partnership considers to be reputable and reliable, and the Partnership reasonably expects the counterparties will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of the resale agreements frequently or for an extended period of time. The expected credit loss was zero for each period.

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 9. General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans. As such, the risk of loss is remote, and the expected credit loss was zero as of December 31, 2021 and 2020.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund advisor fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of December 31, 2021 and 2020.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 2 – Leases

For the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $322 and $306, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities was $325 and $328, respectively. The weighted-average remaining lease term was four years as of both December 31, 2021 and 2020, and the weighted-average discount rate was 2.1% and 2.6%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the years ended December 31:

	2021	2020	2019
Lease Costs:
Operating lease cost	$319	$304	$280
Variable lease cost	58	57	55
Total lease cost	$377	$360	$335

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of December 31:

2021
2022	$305
2023	251
2024	186
2025	124
2026	67
Thereafter	61
Total lease payments	994
Less: Interest	40
Total present value of lease liabilities	$954

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 3 – Revenue

The following tables show the Partnership's disaggregated revenue information for the years ended December 31:

2021	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,293	$128	$7,421
Service fees	1,563	113	1,676
Other asset-based fees	640	—	640
Total asset-based fee revenue	9,496	241	9,737
Account and activity fee revenue:
Shareholder accounting services fees	436	—	436
Other account and activity fee revenue	237	14	251
Total account and activity fee revenue	673	14	687
Total fee revenue	10,169	255	10,424
Trade revenue:
Commissions	1,627	52	1,679
Principal transactions	37	3	40
Total trade revenue	1,664	55	1,719
Total revenue from customers	11,833	310	12,143
Net interest and dividends and other revenue	113	23	136
Net revenue	$11,946	$333	$12,279

2020	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$5,452	$85	$5,537
Service fees	1,298	89	1,387
Other asset-based fees	591	—	591
Total asset-based fee revenue	7,341	174	7,515
Account and activity fee revenue:
Shareholder accounting services fees	424	—	424
Other account and activity fee revenue	224	12	236
Total account and activity fee revenue	648	12	660
Total fee revenue	7,989	186	8,175
Trade revenue:
Commissions	1,611	49	1,660
Principal transactions	56	3	59
Total trade revenue	1,667	52	1,719
Total revenue from customers	9,656	238	9,894
Net interest and dividends and other revenue	149	20	169
Net revenue	$9,805	$258	$10,063

PART II

Item 8. Financial Statements and Supplementary Data, continued

2019	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$4,740	$70	$4,810
Service fees	1,241	88	1,329
Other asset-based fees	639	—	639
Total asset-based fee revenue	6,620	158	6,778
Account and activity fee revenue:
Shareholder accounting services fees	432	—	432
Other account and activity fee revenue	229	13	242
Total account and activity fee revenue	661	13	674
Total fee revenue	7,281	171	7,452
Trade revenue:
Commissions	1,428	47	1,475
Principal transactions	102	4	106
Total trade revenue	1,530	51	1,581
Total revenue from customers	8,811	222	9,033
Net interest and dividends and other revenue	316	20	336
Net revenue	$9,127	$242	$9,369

The Partnership derived 12%, 13% and 14% of its total revenue for the years ended December 31, 2021, 2020 and 2019, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.
NOTE 4 – RECEIVABLES

As of December 31, 2021, 2020, and 2019, $695, $563 and $470, respectively, of the receivable from clients balance related to revenue contracts with customers.

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31:

	2021	2020
Deposit for Canadian retirement accounts	$459	$457
Fees from mutual funds and insurance companies	335	285
Other receivables	56	76
Total	$850	$818

The deposit for Canadian retirement accounts is required by Canadian regulations. The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

The receivable from mutual funds and insurance companies is related to revenue contracts with customers. The balance was $291 as of December 31, 2019.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 5 – PAYABLE TO CLIENTS

Payable to clients is composed of cash amounts held by the Partnership due to clients. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest, which was 0.01% as of December 31, 2021 and 2020 and 0.35% as of December 31, 2019, on the vast majority of credit balances in client accounts. The total interest paid to clients for the years ended December 31, 2021, 2020, and 2019 was $2, $9 and $62, respectively.

NOTE 6 – FAIR VALUE

The following tables show the Partnership's financial assets and liabilities measured at fair value:

	Fair Value as of
	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$266	$—	$266
Money market funds	47	—	—	47
Total cash equivalents	$47	$266	$—	$313

Investments segregated under federal regulations:
U.S. treasuries	$13,908	$—	$—	$13,908
Certificates of deposit	—	400	—	400
Total investments segregated under federal regulations	$13,908	$400	$—	$14,308

Securities owned:
Investment securities:
Government and agency obligations	$413	$—	$—	$413
Mutual funds(1)	366	—	—	366
Equities	3	—	—	3
Certificates of deposit	—	70	—	70
Total investment securities	$782	$70	$—	$852

Inventory securities:
Equities	$18	$—	$—	$18
Municipal obligations	—	9	—	9
Certificates of deposit	—	6	—	6
Corporate bonds and notes	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$20	$18	$—	$38

Other assets:
Client fractional share ownership assets	$710	$—	$—	$710

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$710	$—	$—	$710

PART II

Item 8. Financial Statements and Supplementary Data, continued

	Fair Value as of
	December 31, 2020
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$120	$—	$120
Money market funds	41	—	—	41
Total cash equivalents	$41	$120	$—	$161

Investments segregated under federal regulations:
U.S. treasuries	$12,068	$—	$—	$12,068
Certificates of deposit	—	100	—	100
Total investments segregated under federal regulations	$12,068	$100	$—	$12,168

Securities owned:
Investment securities:
Government and agency obligations	$971	$—	$—	$971
Mutual funds(1)	327	—	—	327
Equities	3	—	—	3
Certificates of deposit	—	1	—	1
Total investment securities	$1,301	$1	$—	$1,302

Inventory securities:
Equities	$19	$—	$—	$19
Municipal obligations	—	10	—	10
Corporate bonds and notes	—	2	—	2
Mutual funds	1	—	—	1
Total inventory securities	$20	$12	$—	$32

Other assets:
Client fractional share ownership assets	$534	$—	$—	$534

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$534	$—	$—	$534

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

NOTE 7 – FIXED ASSETS

The following table shows fixed assets as of December 31:

	2021	2020
Buildings and improvements	$1,115	$1,050
Equipment, furniture and fixtures	598	569
Software	295	194
Land	47	43
Fixed assets, at cost	2,055	1,856
Less: accumulated depreciation	1,192	1,110
Less: accumulated software amortization	138	126
Fixed assets, net	$725	$620

PART II

Item 8. Financial Statements and Supplementary Data, continued

Depreciation expense on equipment, property and improvements of $113, $116 and $107 and amortization expense on software of $16, $9 and $8 is included in the Consolidated Statements of Income within the occupancy and equipment and communications and data processing line items for the years ended December 31, 2021, 2020, and 2019, respectively.

The Partnership's weighted average amortization period for software was five years as of December 31, 2021 and 2020.

The following table shows the expected future amortization of software, excluding $56 of capitalized software costs not yet placed in service that will be amortized in future periods as of December 31:

2021
2022	$25
2023	24
2024	23
2025	20
2026	9
Total	$101

The Partnership's capital expenditures were $234, $129 and $176 for the years ended December 31, 2021, 2020, and 2019, respectively. The capital expenditures in 2021 were primarily related to software and other technology, real estate and facilities improvements in branch offices.

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31:

	2021	2020
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2021, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of December 31, 2021 and 2020. The Partnership did not have any draws against these lines of credit during the years ended December 31, 2021 and 2020, except for periodically testing draw procedures.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 9 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement) who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of December 31, 2021 and 2020, the outstanding amount of Partnership loans was $321 and $341, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $13, $14 and $21 for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31:

	2021	2020
Partnership loans outstanding at beginning of year	$341	$360
Partnership loans issued during the year	222	163
Repayment of Partnership loans during the year	(242)	(182)
Total Partnership loans outstanding	$321	$341

The minimum 7.5% annual return on the face amount of limited partnership capital was $92, $93 and $94 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 units of limited partnership interest ("Interests") issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $380, $1, $5, and $4 of Interests under the 2018 Plan in 2019, 2020, 2021, and early 2022 respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes.

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

EJ Canada is a registered broker-dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows the capital figures for its U.S. and Canada broker-dealers as of December 31:

	2021	2020
U.S.:
Net capital	$1,421	$1,306
Net capital in excess of the minimum required	$1,352	$1,248
Net capital as a percentage of aggregate debit items	41.3%	45.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	20.7%	23.1%

Canada:
Regulatory risk-adjusted capital	$71	$56
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$50	$47

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.

NOTE 11 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners. However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2021 and 2020, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $168 and $278, respectively. The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid. Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2021 and 2020 and is not aware of any tax positions that will significantly change during the next twelve months. The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. Tax years prior to 2018 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees, general partners and service partners, a Group Registered Retirement Savings Plan covering all eligible EJ Canada employees and general partners, and a Deferred Profit Sharing Plan covering all eligible EJ Canada employees. The Partnership contributed approximately $286, $249 and $213 in total to these plans in early 2022, 2021 and 2020, respectively, for the years ended December 31, 2021, 2020, and 2019.

The Partnership contributed approximately $39, $36 and $32 to the profit sharing plan in early 2022, 2021 and 2020, respectively, applying mandatory profit sharing contributions that were withheld from service partners during the years ended December 31, 2021, 2020 and 2019.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 13 – COMMITMENTS, GUARANTEES AND RISKS

As of December 31, 2021, the Partnership would be subject to termination fees of approximately $483 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2021, the Partnership made no such decision to terminate these services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

As of December 31, 2021, the Partnership has a revolving line of credit available (see Note 8).

The Partnership provides margin loans to its clients in accordance with Federal Reserve Board Regulation T and FINRA Rule 4210, under which loans are collateralized by securities in client accounts. The Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements (see Note 1).

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

Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk. Additionally, EJ Canada may also have cash deposits in excess of the applicable insured amounts. The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts. The Partnership has credit exposure to government and agency securities which are held as collateral for its resell agreements, investment securities and segregated investments. The Partnership's primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure to government and agency credit risk in the event of the counterparty's default on the resell agreements (see Note 1).

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

costs as well as related claims for declaratory relief. It also dismissed various state law claims. JFC and Edward Jones deny the allegations in the remaining counts and intend to vigorously defend against the allegations in this lawsuit.

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims in the district court. Edward Jones and its affiliated entities and individuals deny the plaintiffs' allegations and intend to continue to vigorously defend this lawsuit.

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a current financial advisor as a putative collective action alleging discrimination against women financial advisors under the Fair Labor Standards Act of 1938, as amended by the Equal Pay Act of 1963, 29 U.S.C. § 206, and by a former financial advisor as a putative class action alleging discrimination against non-white financial advisors under 42 U.S.C. § 1981. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss at December 31, 2021, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $43 as of December 31, 2021. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at December 31, 2021 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31:

	2021	2020	2019
Net revenue:
U.S.	$11,946	$9,805	$9,127
Canada	333	258	242
Total net revenue	$12,279	$10,063	$9,369

Net interest and dividends revenue:
U.S.	$69	$99	$249
Canada	4	6	10
Total net interest and dividends revenue	$73	$105	$259

Pre-variable income:
U.S.	$3,489	$2,673	$2,194
Canada	65	26	16
Total pre-variable income	$3,554	$2,699	$2,210

Variable compensation:
U.S.	$1,907	$1,385	$1,094
Canada	42	29	24
Total variable compensation	$1,949	$1,414	$1,118

Income (loss) before allocations to partners:
U.S.	$1,582	$1,288	$1,100
Canada	23	(3)	(8)
Total income before allocations to partners	$1,605	$1,285	$1,092

Capital expenditures:
U.S.	$229	$126	$170
Canada	5	3	6
Total capital expenditures	$234	$129	$176

Depreciation and amortization:
U.S.	$445	$428	$421
Canada	16	15	11
Total depreciation and amortization	$461	$443	$432

Total assets at year end:
U.S.	$31,034	$27,776	$19,025
Canada	1,174	1,078	752
Total assets	$32,208	$28,854	$19,777

Financial advisors at year end:
U.S.	17,971	18,321	17,830
Canada	852	904	874
Total financial advisors	18,823	19,225	18,704

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 16 – RELATED PARTIES

As of December 31, 2021, the Partnership leased approximately 10% of its branch office space from its financial advisors. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2021 and 2020 were $95 and $96 and $89 and $89, respectively. Lease cost related to these leases was $37, $35 and $34 for the years ended December 31, 2021, 2020, and 2019, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties. See Note 2 for additional information about the Partnership's leases.

Olive Street is the investment adviser to the eight sub-advised mutual funds comprising the BB Trust. Olive Street has primary responsibility for setting the overall investment strategies and selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. Olive Street has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers. The investment adviser fee revenue earned by Olive Street, included within asset-based fee revenue in the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income. The total amounts recognized for the years ended December 31, 2021, 2020, and 2019 were $233, $174 and $147, respectively.

As the investment adviser to the Money Market Fund, Passport Research has contractually agreed to waive fees and/or reimburse fund operating expenses to the extent necessary to limit the annual operating expenses of the Money Market Fund. For the years ended December 31, 2021 and 2020, Passport Research earned $15 and $56 in investment management fees, respectively, net of waived fees of $51 and $7 in the respective periods to maintain a positive client yield on the Money Market Fund in light of the low interest rate environment in those years. For the year ended December 31, 2019, Passport Research earned $58 in investment management fees without waived fees. Further, Edward Jones earns certain fees from the Money Market Fund, some or all of which may be voluntarily waived. For the year ended December 31, 2021, Edward Jones waived all $190 earned in fees. For the years ended December 31, 2020 and 2019 total fees earned were $46 and $138, respectively, net of the $133 and $30 of waived fees in the respective periods. Edward Jones waived fees in 2021, 2020, and 2019 to limit the Money Market Fund's annual operating expenses, as well as to maintain a positive client yield in 2021 and 2020 in light of the low interest rate environment in those years.

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral	Net amount
2021	$1,529	—	1,529	—	(1,526)	$3
2020	$1,714	—	1,714	—	(1,714)	$—

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 18 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31:

	2021	2020	2019
Cash paid for interest	$94	$103	$157
Cash paid for taxes	$13	$11	$10
Non-cash activities:
Issuance of general partnership interests through partnership loans in current year	$222	$163	$164
Repayment of partnership loans through distributions from partnership capital in current year	$225	$182	$136
Declared distributions for retired partnership capital in current year but unpaid at year-end(1)	$254	$145	$113

(1)
Declared distributions for retired Partnership capital are included in the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition.

The following table reconciles certain line items in the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance in the Consolidated Statements of Cash Flows for the years ended December 31:

	2021	2020	2019
Cash and cash equivalents	$1,835	$1,125	$1,014
Cash and investments segregated under federal regulations	20,179	17,918	10,387
Less: Investments segregated under federal regulations	14,308	12,168	3,394
Total cash, cash equivalents and restricted cash	$7,706	$6,875	$8,007

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 25, 2022, the Partnership was composed of 24,571 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, 589 were general partners and 23,381 were limited partners, 3,098 of whom are also service partners, and 601 were subordinated limited partners as of February 25, 2022.

Managing Partner. Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership’s business. Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners and the power to adjust the proportion of their respective interests in the Partnership. The Managing Partner serves for an indefinite term and may be removed by a majority vote of the ELT (as discussed below) or a vote of the general partners holding a majority percentage ownership in the Partnership. If at any time the office of the Managing Partner is vacant, the ELT will succeed to all the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the ELT. The Partnership’s operating subsidiaries are managed by JFC, under the leadership of the Managing Partner, pursuant to services agreements.

Enterprise Leadership Team. On September 1, 2021, the Partnership adopted the Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership (the "Partnership Agreement"), which renamed the Partnership's Executive Committee as the ELT. The ELT consists of the Managing Partner and up to 15 additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. Under the terms of the Partnership Agreement, the members of the ELT are the executive officers of the Partnership. The purpose of the ELT is to provide counsel and advice to the Managing Partner in discharging their functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership. In addition, the ELT takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. ELT members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the ELT shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the ELT. The Partnership does not have a formal code of ethics that applies to its ELT members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. Throughout all of 2021, the ELT, which prior to September 1, 2021 was known as the Executive Committee, included Penny Pennington, Chairman, Kevin D. Bastien, Kenneth R. Cella, Jr., Thomas P. Curran, Lisa M. Dolan, Kristin M. Johnson and Christopher N. Lewis. Effective September 1, 2021, Tina M. Hrevus, Francis T. LaQuinta, Andrew T. Miedler, Timothy A. Rea and Wayne A. Roberts were admitted to the ELT. Effective December 31, 2021, Mr. Curran retired from the Partnership and is no longer a member of the ELT.

The following table is a listing as of February 25, 2022 of the members of the ELT year in which each member became a general partner and each member’s area of responsibility. Under the terms of the Partnership Agreement, all general partners, including the members of the ELT, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65. The members’ biographies are below.

		Enterprise	General
Name	Age	Leadership Team	Partner	Area of Responsibility
Penny Pennington	58	2014	2006	Managing Partner
Andrew T. Miedler	44	2021	2011	Chief Financial Officer
Kevin D. Bastien	56	2010	1998	Chief Strategy Officer
Kenneth R. Cella, Jr.	52	2014	2002	Branch Development
Lisa M. Dolan	55	2020	2007	Chief Operating Officer
Tina M. Hrevus	55	2021	2012	Managing Partner's Chief of Staff
Kristin M. Johnson	50	2019	2006	Chief Human Resources Officer and Chief Transformation Officer
Francis T. LaQuinta	58	2021	2016	Chief Information Officer
Christopher N. Lewis	55	2019	2007	General Counsel
Timothy A. Rea	53	2021	2016	Chief Marketing Officer
Wayne A. Roberts	50	2021	2008	Head of Business Segments

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019. She has held a number of senior leadership roles in key divisions. Most recently, she led the Client Strategies Group since 2015. Previously, she was responsible for the New Financial Advisor Training department, Branch Office Administrator Development department and Branch and Region Development division. Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia. Ms. Pennington is an active member of the St. Louis community, serving on the boards of the Federal Reserve Bank of St. Louis, United Way of Greater St. Louis, the Donald Danforth Plant Science Center, Washington University, the Whitaker Foundation and Executive Committee of the Chair's Council for Greater St. Louis, Inc.

Andrew T. Miedler, Chief Financial Officer – Mr. Miedler joined the Partnership in 2002 in the Equity Research department as an analyst, was named a general partner in 2011 and has served as Chief Financial Officer since November 2021, responsible for the performance of the Finance Division. Mr. Miedler joined the Finance division in 2014 and became Finance division leader in 2020. Previously, he was responsible for the Packaged Products and Capital Markets areas of Product Review. Mr. Miedler holds a Certified Public Accountant designation as well as a Chartered Financial Analyst designation and earned his bachelor's and master's degrees from the University of Missouri-Columbia.

Kevin D. Bastien, Chief Strategy Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as the firm's Chief Strategy Officer since November 2021. Previously, Mr. Bastien served as Chief Financial Officer from 2009 to 2021, responsible for the performance of the Finance Division and Firm Strategy. In Mr. Bastien's role as Chief Strategy Officer he continues to be responsible for developing firm strategy and the strategic planning process. Mr. Bastien earned his bachelor’s and master’s degrees in accounting from Southern Illinois University at Carbondale.

Kenneth R. Cella, Jr., Branch Development – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. Mr. Cella is responsible for the Financial Advisor Channel for Edward Jones across the United States and Canada. Previously he was responsible for the Client Strategies Group, a number of senior leadership roles across divisions and worked as a financial advisor. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis. Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors and Private Client Group Steering Committee.

Lisa M. Dolan, Chief Operating Officer – Ms. Dolan joined the Edward Jones Finance division in 2005 and was named a general partner in 2007. Ms. Dolan has held leadership roles in tax and partnership accounting, financial and regulatory reporting, expenditure management, compensation accounting, finance systems, and has led the Finance division. Ms. Dolan has responsibility for leading Operations, Service, Enterprise Risk Management, Strategic Enablement and Planning and Workplace Services. Ms. Dolan earned a bachelor's degree from Saint Louis University and is a certified public accountant.

Tina M. Hrevus, Managing Partner's Office – Ms. Hrevus joined Edward Jones in 1987, was named a general partner in 2012 and joined the Managing Partner's Office in 2019. Ms. Hrevus has held leadership roles responsible for Marketing and communication disciplines and brings more than 30 years of marketing expertise to strengthen and support the Managing Partner’s office. Ms. Hrevus has overall responsibility for Purpose, Community and Philanthropy and serves as the Managing Partner's chief of staff. Ms. Hrevus is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute and the University of Missouri-Columbia's School of Journalism. She serves as a member of the United Way of Greater St. Louis Board of Directors and the Fair St. Louis Foundation Board of Directors.

Kristin M. Johnson, Chief Human Resources Officer and Chief Transformation Officer – Ms. Johnson joined the Partnership in 1995 and was named a general partner in 2006. Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for BOAs. Ms. Johnson serves as the firm's Chief Human Resources Officer and Chief Transformation Officer. Ms. Johnson earned her bachelor's degree from the University of Illinois, a master's in information management from Webster University and completed Washington University's executive MBA program.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Francis T. LaQuinta, Chief Information Officer – Mr. LaQuinta joined the Edward Jones Technology division in 2016 as general partner and senior director for Strategic Delivery. Mr. LaQuinta became Chief Information Officer in 2018 responsible for the firm's overall technology leadership, vision and digital strategy. Mr. LaQuinta is currently also responsibility for digital product management and data strategy. Mr. LaQuinta earned a bachelor's and master's degree from Pace University and is a member of the St. Louis CIO council.

Christopher N. Lewis, General Counsel – Mr. Lewis joined the Partnership in 2007 as Deputy General Counsel in the legal division. In 2015, Mr. Lewis was named General Counsel and is responsible for leading the Partnership's legal, compliance and government relations areas. Mr. Lewis is a graduate of Columbia University School of Law and earned his bachelor's degree from Manhattanville College. He is a member of the FINRA National Arbitration and Mediation Committee, the FINRA National Adjudicatory Council, the Executive Committee of the SIFMA Compliance and Legal Society and the SIFMA General Counsel Committee.

Timothy A. Rea, Chief Marketing Officer – Mr. Rea joined Edward Jones in 2016. As Chief Marketing Officer, he is responsible for the firm’s marketing, branding and experience initiatives. Mr. Rea previously served as the executive vice president and chief marketing officer for Office Depot Inc., senior vice president of brand marketing for Darden Restaurants, and had increasing brand management leadership positions at Hershey Foods Inc. and The Procter & Gamble Co. Mr. Rea earned his bachelor's degree in economics from Harvard University and his master's degree in economics from the University of Texas at El Paso.

Wayne A. Roberts, Head of Business Segments – Mr. Roberts joined Edward Jones in 1994 as a financial advisor. He was named a regional leader in 2006 and a general partner in 2008. Since 2008, Mr. Roberts has held numerous leadership roles in the Branch Development Division including Talent Acquisition, and Branch and Region Development, as well as the Client Strategies Group. In his current role, Mr. Roberts is responsible for the development and implementation of business segment strategies, as well as developing future market and business segment opportunities. Mr. Roberts earned his bachelor's degree in finance from Linfield College in McMinnvile, Oregon, and his executive MBA from Washington University in St. Louis.

Audit Committee. The Audit Committee was created by the Partnership Agreement. The Audit Committee operates according to its charter adopted by the ELT. Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Partnership's independent auditors. The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and the performance of the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

As of February 25, 2022, the Audit Committee was comprised of Kristin M. Johnson, Chair, Penny Pennington, Andrew T. Miedler, Lisa M. Dolan, Christopher N. Lewis, and independent member of the committee Mark E. Wuller.

Mr. Miedler meets the requirements adopted by the SEC for qualification as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K. Because Mr. Miedler is a general partner, he would not meet the definition of “independent” under the rules of the New York Stock Exchange (“NYSE”). However, since the Partnership’s securities are not listed on any exchange, it is not subject to the listing requirements of the NYSE or any other securities exchanges. Audit Committee members are appointed by the Managing Partner, serve for an indefinite term and may be removed by the Managing Partner.

Other Committees. The Partnership has established a system of forums to assist the Managing Partner with respect to operations.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risks, including security breaches; credit risk; market, liquidity and competition risks; and legal, regulatory and reputational risks. The identification and ongoing management of the Partnership’s risks is critical to its long-term business success and related financial performance.

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement. The Managing Partner is ultimately responsible for the Partnership's risk management. The Managing Partner has designated the Partnership's ELT as having responsibility for overall risk management. As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – ELT, as of February 25, 2022, the ELT consisted of the Managing Partner and ten other general partners, each responsible for broad functional areas of the Partnership. The ELT takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The ELT communicates regularly and meets periodically to meet its responsibilities.

The Audit Committee, through its activities, supports the ELT in its ongoing risk management responsibilities. The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley, discussing policies with respect to risk assessment and risk management, overseeing the independent auditors' qualifications and independence, and the performance of the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

In addition to these committees, the Managing Partner has established certain governance committees with prominent roles in the risk management process. Also, certain supporting committees have responsibility for managing specific types of risks. Governance and supporting committees with prominent roles in the risk management process include:

Enterprise Risk Management Committee – governance committee, led by the Chief Risk Officer, responsible for facilitating the Partnership's identification of risks and assisting and collaborating with other governance committees as well as supporting committees that may oversee specific risks. The committee also helps coordinate and serves as a resource regarding the Partnership's risk management activities.

New Products and Services Committee – governance committee responsible for evaluating all new or materially modified products and/or services for alignment with clients’ needs and consistency with the Partnership’s objectives and strategies, making recommendations to the ELT and ensuring that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new or materially modified products and/or services. A new product or service has to be approved by the New Products and Services Committee and the ELT before being implemented by the Partnership.

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

In addition to the committees discussed above, each of the Partnership’s divisions also assists the ELT in its ongoing risk management activities through their day-to-day responsibilities.

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business. The Partnership is exposed to operational risk and its business model is dependent on complex information technology systems, and there is a degree of exposure to systems failure. Further, the Partnership's information technology systems, and those of third parties the Partnership relies on, are subject to security breaches. The Partnership has processes in place designed to safeguard and monitor against such security breaches and other disruptions. A business continuity planning process has been established to respond to severe business disruptions. The Partnership and its third-party vendors have data centers in separate regions of the United States. The Partnership's data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses.

In order to address the Partnership’s risk of identifying fraudulent or inappropriate activity, the Partnership has an anonymous ethics hotline for employees to report suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit division receives ethics hotline reports from a third-party provider, and the Compliance, Human Resources or Legal divisions investigate reports as they are received. The Internal Audit and Compliance divisions review other Partnership activity to assist in risk identification and identification of other inappropriate activities. In addition, the Partnership communicates and provides ongoing training regarding the Partnership’s privacy requirements and information security policies to better protect client information.

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

Legal, Regulatory and Reputational Risk

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks. The Partnership is, from time to time, subject to examinations, inquiries and investigations by governmental agencies, SROs and other regulators. Such matters have in the past, and could in the future, negatively impact the Partnership’s business and result in significant expenses. In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other potentially significant litigation such as putative class actions. Over time, there has been increasing litigation involving the financial services industry, including putative class action lawsuits that may seek substantial damages. The Partnership's reputation is critical to attracting and retaining clients and financial advisors and could be damaged by certain legal or regulatory actions, unethical behavior, cyber security breaches, poor investment performance, or compliance failures, depending on their nature, size and scope.

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to mitigate legal, regulatory and reputational risks. As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. To minimize the risk of regulatory non-compliance, each branch office is subject to an annual branch audit, to review the financial advisor’s business and competency. Additionally, certain branches are visited or monitored regularly by field supervision directors to assure reasonable compliance. The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies. The Partnership also has established privacy policies to comply with privacy rules and regulations and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer. The Partnership also has a Chief Information Officer who is responsible for information security policies and standards. The Partnership has specific policies related to prevention of fraud and money laundering and provides initial as well as annual training and review of competency to help mitigate regulatory risks.

PART III

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership’s compensation program allocates profits to general partners, including members of its ELT, primarily based upon their ownership interests in the Partnership. As general partners, ELT members benefit annually from the profits of the Partnership through current cash payments from short-term results and from having an opportunity to continue to share in the long-term profitability of the organization. By owning general partnership interests, ELT members are encouraged to balance short-term and long-term results of the Partnership as they have a significant amount of capital at risk. Also, by sharing in any annual operating loss of the Partnership, all general partners, including ELT members, have a direct incentive to manage risk and focus on the short- and long-term financial results of the Partnership.

Compensation Components

The ELT members’ compensation components are the same as the Partnership's other general partners. The components consist of base salary, deferred compensation, and allocations of Partnership net income. ELT members do not receive bonuses, stock awards, option awards, non-equity incentive plan compensation, or any other elements other than those disclosed below related to their capital ownership interest in the Partnership.

Salary – Each ELT member receives an amount of fixed compensation in the form of annual salary. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure. Because the Partnership’s principal compensation of ELT members is from allocations of Partnership net income, it does not benchmark the compensation of its ELT members with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its ELT members. Each ELT member receives an annual salary ranging from $175,000 to $250,000.

Deferred Compensation – Each ELT member is a participant in the Partnership’s profit sharing and 401(k) plan, a qualified deferred compensation plan, which also covers all eligible general partners and service partners of the Partnership and associates of the Partnership’s subsidiaries. Each ELT member receives contributions based upon the overall profitability of the Partnership. Contributions to the plan are made annually at the discretion of the Partnership and have historically been determined based on approximately 24% of the Partnership’s net income before allocations to partners. Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings. The plan is a tax-qualified retirement plan.

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the ELT members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement. Of the Partnership’s net income allocated to general partners, including the ELT members, 92% is allocable based upon their respective general partner ownership interests in the Partnership. General partner ownership interests are set at the discretion of the Managing Partner, with input from the ELT. General partner ownership interests held by each ELT member ranged from 0.59% to 1.95% in 2021, 0.98% to 2.0% in 2020, and 0.85% to 1.95% in 2019. The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the ELT. Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and net income allocated to limited partners, including the applicable ELT members, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership. In addition, limited partners receive the 7.5% Payment pursuant to the Partnership Agreement. Subordinated limited partner ownership interests and limited partner ownership interests are set at the discretion of the Managing Partner.

PART III

Item 11. Executive Compensation, continued

Summary Compensation Table

The following table identifies the compensation of the Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated ELT members based on total compensation in 2021 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
Penny Pennington	2021	$250,000	$14,906	$22,302,931	$22,567,837
CEO	2020	250,000	14,165	17,750,493	18,014,658
	2019	250,000	12,992	14,411,114	14,674,106
Andrew T. Miedler	2021	$175,000	$14,906	$8,471,817	$8,661,723
CFO
Kevin D. Bastien	2021	$175,000	$14,906	$21,275,725	$21,465,631
General Partner - Firm Strategy	2020	175,000	14,165	16,857,259	17,046,424
	2019	175,000	12,992	14,036,151	14,224,143
Kenneth R. Cella, Jr.	2021	$175,000	$14,906	$20,524,505	$20,714,411
General Partner - Client Strategies Group	2020	175,000	14,165	16,439,406	16,628,570
	2019	175,000	12,992	12,951,990	13,139,982
Kristin M. Johnson	2021	$175,000	$14,906	$15,458,570	$15,648,476
General Partner – Human Resources and Transformation
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

For 2021, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $84,492 and the annual total compensation of the Managing Partner was $22,567,837 or a ratio of 267 to 1. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on their annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 25, 2022, the ownership of limited partnership interests by each ELT member named in the Summary Compensation Table and the ELT members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	Andrew T. Miedler	$40,000	*
Limited Partnership Interests	Kevin D. Bastien	$-	0%
Limited Partnership Interests	Kenneth R. Cella Jr.	$115,600	*
Limited Partnership Interests	Kristin M. Johnson	$5,000	*

Limited Partnership Interests	All Enterprise Leadership Team Members as a Group (11 persons)	$516,000	*

* Each of the ELT members named in the Summary Compensation Table and the ELT members as a group own less than 1% of the limited partnership interests outstanding.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the ordinary course of its business the Partnership has extended credit to certain of its partners and employees in connection with their purchase of securities. Such extensions of credit have been made on substantially the same terms, including with respect to interest rates and collateral requirements, as those prevailing at the time for comparable transactions with non-affiliated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. The Partnership also, from time to time and in the ordinary course of business, enters into transactions involving the purchase or sale of securities from or to partners or employees and members of their immediate families, as principal. Such purchases and sales of securities on a principal basis are affected on substantially the same terms as similar transactions with unaffiliated third parties. All amounts in the disclosures below are presented in millions, except as otherwise noted.

The Partnership leases approximately 10% of its branch office space from its financial advisors. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2021 and 2020 were $95 and $96 and $89 and $89, respectively. Lease cost related to these leases was $37, $35 and $34 for the years ended December 31, 2021, 2020, and 2019, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties.

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT that desire financing for some or all of their new purchases of individual Partnership capital interests. See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

Policy for Review and Approval of Transactions with Related Persons

The Partnership maintains a policy with respect to related persons, which applies to transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) that are reportable by the Partnership under paragraph (a) of Item 404 of Regulation S-K in which the aggregate amount involved exceeds $120 thousand in any calendar year, and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, the term ‘‘related person’’ has the meaning set forth in Item 404(a) of SEC Regulation S-K ‘‘Transactions with related persons, promoters and certain control persons’’.

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

The Partnership has an anti-nepotism policy in the home office but encourages the recruitment of family and friends to be financial advisors and BOAs. As such, it is very common for family members to be employed by the Partnership. The following summarizes Family Relationships with members of the Partnership’s ELT and their compensation as of December 31, 2021, which was paid consistently with the compensation programs provided to other financial advisors of the Partnership:

Thomas P. Curran, a member of the Partnership's ELT, has a brother, Doug Curran, who was a financial advisor during 2021 (and presently). Doug Curran earned approximately $532 thousand during 2021 and has been employed by the Partnership for 21 years.

Mr. Curran has another brother, Chris Curran, who was a financial advisor during 2021 (and presently). Chris Curran earned approximately $487 thousand during 2021 and has been employed by the Partnership for 10 years.

Kevin D. Bastien, a member of the Partnership's ELT, has a son, Bryce Bastien, who was a financial advisor during 2021 (and presently). Bryce Bastien earned approximately $183 thousand during 2021 and has been employed by the Partnership for 3 years.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees rendered by the Partnership's independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2021	2020
Audit fees	$2,752	$2,720
Audit-related fees(1)	1,299	1,345
Tax fees(2)	412	688
Other(3)	41	6
Total fees	$4,504	$4,759

(1)
Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.
(2)
Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)
Other primarily consists of fees for consulting services

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2021 and 2020. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	48

		Report of Independent Registered Public Accounting Firm	49

		Consolidated Statements of Financial Condition as of December 31, 2021 and 2020	51

		Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019	52

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2021, 2020, and 2019	53

		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	54

		Notes to Consolidated Financial Statements	55

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2021 and 2020	92

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2021, 2020, and 2019	93

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	94

		Other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b)		Exhibits

		Reference is made to the Exhibit Index hereinafter contained.

EXHIBIT INDEX

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Number		Description
3.1	*

Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K filed on September 7, 2021.

3.2	**	Twenty-Second Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated February 22, 2022.
4.1	*

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

10.2	*

Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.3	*

The Jones Financial Companies, L.L.L.P. 2018 Employee Limited Partnership Interest Purchase Plan, incorporated by reference from Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-222541) filed on January 12, 2018. (Constitutes a management contract or compensatory plan or arrangement)

10.4	*

The Jones Financial Companies, L.L.L.P. 2021 Employee Limited Partnership Interest Purchase Plan, incorporated by reference from Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-261542) filed on December 8, 2021. (Constitutes a management contract or compensatory plan or arrangement)

21.1	**	Subsidiaries of the Registrant
23.1	**	Consent of Independent Registered Public Accounting Firm
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation

EXHIBIT INDEX

101.DEF	**	Inline XBRL Extension Definition
101.LAB	**	Inline XBRL Taxonomy Extension Label
101.PRE	**	Inline XBRL Taxonomy Extension Presentation
104	**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 11, 2022
Penny Pennington	(Principal Executive Officer)

/s/ Andrew T. Miedler	Chief Financial Officer	March 11, 2022
Andrew T. Miedler	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2021	2020
ASSETS:

Cash and cash equivalents	$266	$323

Investment securities	74	3

Investment in subsidiaries	3,632	3,356

Other assets	41	55

TOTAL ASSETS	$4,013	$3,737

LIABILITIES:

Accounts payable and accrued expenses	$258	$148

Partnership capital subject to mandatory redemption	$3,755	$3,589

TOTAL LIABILITIES	$4,013	$3,737

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2021	2020	2019
NET REVENUE
Subsidiary earnings	$1,593	$1,271	$1,064
Management fee income	2,395	1,852	1,411
Other	13	15	29

Total revenue	4,001	3,138	2,504

Interest expense	92	93	94

Net revenue	3,909	3,045	2,410

OPERATING EXPENSES
Compensation and benefits	2,303	1,759	1,317
Other operating expenses	1	1	1

Total operating expenses	2,304	1,760	1,318

INCOME BEFORE ALLOCATIONS TO PARTNERS	$1,605	$1,285	$1,092

Allocations to partners	(1,605)	(1,285)	(1,092)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,605	1,285	1,092
Changes in assets and liabilities:
Investment in subsidiaries	(71)	(1)	(513)
Investment securities	(276)	(247)	5
Other assets	14	(6)	(16)
Accounts payable and accrued expenses	1	—	1
Net cash provided by operating activities	1,273	1,031	569

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of partnership loans	17	—	—
Issuance of partnership interests	66	50	432
Redemption of partnership interests	(260)	(214)	(216)
Distributions from partnership capital	(1,153)	(864)	(783)
Net cash used in financing activities	(1,330)	(1,028)	(567)

Net (decrease) increase in cash and cash equivalents	(57)	3	2

CASH AND CASH EQUIVALENTS:

Beginning of year	323	320	318
End of year	$266	$323	$320

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$222	$163	$164
Repayment of partnership loans through distributions from partnership capital in current year	$225	$182	$136
Declaration of distributions from subsidiary in current year but received after year end	$434	$474	$428
Declared distributions for retired partnership capital in current year but unpaid at year-end	$254	$145	$109

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – REVENUE AND EXPENSE

Beginning in 2019, the Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), has a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones made payments to the service partners of JFC on JFC's behalf for those services provided. This arrangement did not have an impact on net income for the years ended December 31, 2021, 2020, and 2019 but resulted in higher management fee income of $2.3 billion, $1.7 billion and $1.3 billion, respectively, offset by higher compensation expense of $2.3 billion, $1.7 billion and $1.3 billion, respectively.