Form 10-Q
period 2022-03-25
JONES FINANCIAL COMPANIES LLLP
filed 2022-05-06
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2022

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

As of April 29, 2022, 1,222,970 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	March 25, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$1,306	$1,835
Cash and investments segregated under federal regulations	20,232	20,179
Securities purchased under agreements to resell	1,084	1,529
Receivables from:
Clients	4,248	4,187
Mutual funds, insurance companies and other	932	850
Brokers, dealers and clearing organizations	350	213
Securities owned, at fair value:
Investment securities	1,038	852
Inventory securities	32	38
Lease right-of-use assets	918	922
Fixed assets, at cost, net of accumulated depreciation and amortization	744	725
Other assets	948	878

TOTAL ASSETS	$31,832	$32,208

LIABILITIES:
Payables to:
Clients	$24,227	$23,763
Brokers, dealers and clearing organizations	134	112
Accrued compensation and employee benefits	1,801	2,401
Accounts payable, accrued expenses and other	979	1,223
Lease liabilities	952	954
	28,093	28,453
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,224	1,225
Subordinated limited partners	616	581
General partners	1,589	1,429
Total	3,429	3,235
Reserve for anticipated withdrawals	310	520
Total partnership capital subject to mandatory redemption	3,739	3,755

TOTAL LIABILITIES	$31,832	$32,208

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 25, 2022	March 26, 2021
Revenue:
Fee revenue
Asset-based	$2,503	$2,209
Account and activity	172	170
Total fee revenue	2,675	2,379
Trade revenue	389	442
Interest and dividends	44	38
Other (loss) revenue, net	(52)	18
Total revenue	3,056	2,877
Interest expense	23	24
Net revenue	3,033	2,853
Operating expenses:
Compensation and benefits	2,148	2,039
Communications and data processing	146	104
Occupancy and equipment	143	134
Fund sub-adviser fees	63	56
Professional and consulting fees	40	31
Other operating expenses	132	109
Total operating expenses	2,672	2,473

Income before allocations to partners	361	380

Allocations to partners:
Limited partners	43	49
Subordinated limited partners	43	46
General partners	275	285
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$34.91	$40.08

Weighted average $1,000 equivalent limited partnership units outstanding	1,226,276	1,236,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 25, 2022 AND MARCH 26, 2021

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
Q1 2022:
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$640	$1,754	$3,755
Reserve for anticipated withdrawals	(136)	(59)	(325)	(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$581	$1,429	$3,235
Partnership loans outstanding, December 31, 2021	—	—	321	321
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2021	1,225	581	1,750	3,556
Issuance of partnership interests	4	52	264	320
Redemption of partnership interests	(5)	(17)	(38)	(60)
Income allocated to partners	43	43	275	361
Distributions	(1)	—	(12)	(13)
Total partnership capital, including capital financed with partnership loans	1,266	659	2,239	4,164
Partnership loans outstanding, March 25, 2022	—	—	(425)	(425)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 25, 2022	$1,266	$659	$1,814	$3,739
Reserve for anticipated withdrawals	(42)	(43)	(225)	(310)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 25, 2022	$1,224	$616	$1,589	$3,429

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
Q1 2021:
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640	3,416
Issuance of partnership interests	3	60	211	274
Redemption of partnership interests	(5)	(16)	(50)	(71)
Income allocated to partners	49	46	285	380
Distributions	—	—	(3)	(3)
Total partnership capital, including capital financed with partnership loans	1,284	629	2,083	3,996
Partnership loans outstanding, March 26, 2021	—	—	(438)	(438)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 26, 2021	$1,284	$629	$1,645	$3,558
Reserve for anticipated withdrawals	(49)	(46)	(242)	(337)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 26, 2021	$1,235	$583	$1,403	$3,221

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 25, 2022	March 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	361	380
Depreciation and amortization	118	108

Changes in assets and liabilities:
Investments segregated under federal regulations	(527)	(857)
Securities purchased under agreements to resell	445	(45)
Net payable to clients	403	101
Net receivable from brokers, dealers and clearing organizations	(115)	(32)
Receivable from mutual funds, insurance companies and other	(82)	(59)
Securities owned	(180)	859
Other assets	(70)	(57)
Lease liabilities	(80)	(78)
Accrued compensation and employee benefits	(600)	(227)
Accounts payable, accrued expenses and other	(243)	(72)
Net cash (used in) provided by operating activities	(570)	21

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(56)	(30)
Cash used in investing activities	(56)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	44	27
Issuance of partnership interests	56	63
Redemption of partnership interests	(60)	(71)
Distributions from partnership capital	(417)	(430)
Net cash used in financing activities	(377)	(411)
Net decrease in cash, cash equivalents and restricted cash	(1,003)	(420)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,706	6,875
End of period	$6,703	$6,455

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of February 28, 2022 and November 30, 2021 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three-month periods ended February 28, 2022 and 2021 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three-month periods ended March 25, 2022 and March 26, 2021, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust. Passport Research, Ltd., a wholly-owned subsidiary of Edward Jones, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

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

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations. The Partnership evaluated subsequent events for recognition or disclosure through May 6, 2022, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"). The results of operations for the three-month period ended March 25, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three-month periods ended March 25, 2022 and March 26, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $80 and $78, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $75 for both three-month periods. The weighted-average remaining lease term was four years as of both March 25, 2022 and December 31, 2021, and the weighted-average discount rate was 2.0% and 2.1%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended
	March 25, 2022	March 26, 2021
Lease Costs:
Operating lease cost	$82	$78
Variable lease cost	15	14
Total lease cost	$97	$92

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

March 25, 2022
2022	$233
2023	263
2024	200
2025	138
2026	81
Thereafter	72
Total lease payments	987
Less: Interest	35
Total present value of lease liabilities	$952

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of March 25, 2022 and December 31, 2021, collateral held for receivables from clients was $4,891 and $4,803, respectively, and collateral held for securities purchased under agreements to resell was $1,100 and $1,526, respectively. Given the nature of the agreements, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of March 25, 2022 and December 31, 2021.

As of March 25, 2022, December 31, 2021 and December 31, 2020, $683, $695 and $563, respectively, of the receivable from clients balance and $313, $335 and $285, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of March 25, 2022 and December 31, 2021.

The Partnership derived 13% of its total revenue for both three-month periods ended March 25, 2022 and March 26, 2021, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	Three Months Ended March 25, 2022			Three Months Ended March 26, 2021
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,890	$37	$1,927	$1,640	$27	$1,667
Service fees	379	29	408	366	25	391
Other asset-based fees	168	—	168	151	—	151
Total asset-based fee revenue	2,437	66	2,503	2,157	52	2,209
Account and activity fee revenue:
Shareholder accounting services fees	111	—	111	107	—	107
Other account and activity fee revenue	58	3	61	59	4	63
Total account and activity fee revenue	169	3	172	166	4	170
Total fee revenue	2,606	69	2,675	2,323	56	2,379
Trade revenue:
Commissions	366	12	378	419	14	433
Principal transactions	10	1	11	9	—	9
Total trade revenue	376	13	389	428	14	442
Total revenue from customers	2,982	82	3,064	2,751	70	2,821
Net interest and dividends and other revenue	(38)	7	(31)	28	4	32
Net revenue	$2,944	$89	$3,033	$2,779	$74	$2,853

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. There have been no material changes to the Partnership's valuation methodologies since December 31, 2021.

The Partnership records fractional shares at fair value in other assets with associated liabilities in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition. The liabilities are initially recorded at the dollar amount received from the clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue in the Consolidated Statements of Income, with no impact on income before allocations to partners.

The Partnership did not have any assets or liabilities categorized as Level III during the three- and twelve-month periods ended March 25, 2022 and December 31, 2021, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value:

	Fair Value as of
	March 25, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$242	$—	$242
Money market funds	17	—	—	17
Total cash equivalents	$17	$242	$—	$259

Investments segregated under federal regulations:
U.S. treasuries	$14,435	$—	$—	$14,435
Certificates of deposit	—	400	—	400
Total investments segregated under federal regulations	$14,435	$400	$—	$14,835

Securities owned:
Investment securities:
Government and agency obligations	$712	$—	$—	$712
Mutual funds(1)	323	—	—	323
Equities	3	—	—	3
Total investment securities	$1,038	$—	$—	$1,038

Inventory securities:
Mutual funds	$13	$—	$—	$13
Equities	8	—	—	8
Municipal obligations	—	8	—	8
Corporate bonds and notes	—	2	—	2
Certificates of deposit	—	1	—	1
Total inventory securities	$21	$11	$—	$32

Other assets:
Client fractional share ownership assets	$697	$—	$—	$697

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$697	$—	$—	$697

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of March 25, 2022 and December 31, 2021, the outstanding amount of Partnership loans was $425 and $321, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 for both three-month periods ended March 25, 2022 and ended March 26, 2021.

The following table shows the roll forward of outstanding Partnership loans for the:

	Three Months Ended
	March 25, 2022	March 26, 2021
Partnership loans outstanding at beginning of period	$321	$341
Partnership loans issued during the period	264	211
Repayment of Partnership loans during the period	(160)	(114)
Total Partnership loans outstanding	$425	$438

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 for both three-month periods ended March 25, 2022 and March 26, 2021. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 12, 2018, to register $450 units of limited partnership interest ("Interests") issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $5 and $4 of Interests under the 2018 Plan in the year ended December 31, 2021 and the first quarter of 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes.

NOTE 6 – NET CAPITAL REQUIREMENTS

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and capital compliance rules of the Financial Industry Regulatory Authority ("FINRA"). Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

EJ Canada is a registered broker-dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealers as of:

	March 25, 2022	December 31, 2021
U.S.:
Net capital	$1,482	$1,421
Net capital in excess of the minimum required	$1,412	$1,352
Net capital as a percentage of aggregate debit items	42.1%	41.3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.0%	20.7%

Canada:
Regulatory risk-adjusted capital	$76	$71
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$60	$50

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

Wage-and-Hour Class Action. On March 13, 2018, JFC and Edward Jones were named as defendants in a purported collective and class action lawsuit (Bland, et al. v. Edward D. Jones & Co., L.P, et al.) filed in the U.S. District Court for the Northern District of Illinois by four former financial advisors. The lawsuit was brought under the Fair Labor Standards Act (FLSA) as well as Missouri and Illinois law and alleges that the defendants unlawfully attempted to recoup training costs from departing financial advisors and failed to pay all overtime owed to financial advisor trainees among other claims. The lawsuit seeks declaratory and injunctive relief, compensatory and liquidated damages. On March 19, 2019, the court entered an order granting the defendants' motion to dismiss all claims, but permitting the plaintiffs to amend and re-file certain of their claims. Plaintiffs filed an amended complaint on May 3, 2019. On March 30, 2020, the court partially granted the defendants' renewed motion to dismiss the amended complaint and dismissed seven of the ten causes of action it purported to state. The court's order eliminated from the case any claims that rely upon the firm's contractual right to recoup training costs as well as related claims for declaratory relief. It also dismissed various state law claims. On April 8, 2022, the parties filed a joint stipulation of dismissal with prejudice, and the district court dismissed the lawsuit on April 11, 2022.

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims, which is currently pending a decision by the district court. Edward Jones and its affiliated entities and individuals deny the plaintiffs' allegations and intend to continue to vigorously defend this lawsuit.

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a current financial advisor as a putative collective action alleging gender discrimination under the FLSA, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss at March 25, 2022, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $40 as of March 25, 2022. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at March 25, 2022 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 25, 2022	March 26, 2021
Net revenue:
U.S.	$2,944	$2,779
Canada	89	74
Total net revenue	$3,033	$2,853

Pre-variable income:
U.S.	$819	$841
Canada	17	8
Total pre-variable income	$836	$849

Variable compensation:
U.S.	$464	$460
Canada	11	9
Total variable compensation	$475	$469

Income (loss) before allocations to partners:
U.S.	$355	$381
Canada	6	(1)
Total income before allocations to partners	$361	$380

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
March 25, 2022	$1,084	—	1,084	—	(1,084)	$—
December 31, 2021	$1,529	—	1,529	—	(1,526)	$3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Three Months Ended
	March 25, 2022	March 26, 2021
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$264	$211
Repayment of partnership loans through distributions from partnership capital in current period	$116	$87

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 25, 2022	March 26, 2021
Cash and cash equivalents	$1,306	$1,418
Cash and investments segregated under federal regulations	20,232	18,062
Less: Investments segregated under federal regulations	14,835	13,025
Total cash, cash equivalents and restricted cash	$6,703	$6,455

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics for the three-month periods ended March 25, 2022 and March 26, 2021. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 25, 2022	March 26, 2021	% Change
Revenue:
Fee revenue	$2,675	$2,379	12%
% of net revenue	88%	83%	6%
Trade revenue	389	442	-12%
% of net revenue	13%	15%	-13%
Interest and dividends	44	38	16%
Other (loss) revenue, net	(52)	18	-389%
Total revenue	3,056	2,877	6%
Interest expense	23	24	-4%
Net revenue	3,033	2,853	6%
Operating expenses	2,672	2,473	8%
Income before allocations to partners	$361	$380	-5%

Related metrics:
Income before allocations to partners margin(1)	11.8%	13.2%	-11%
Client assets under care ($ billions):
Total:
At period end	$1,746	$1,618	8%
Average	$1,758	$1,572	12%
Advisory programs:
At period end	$674	$596	13%
Average	$679	$575	18%
Client dollars invested ($ billions)(2):
Trade	$25	$28	-11%
Advisory programs	$16	$18	-11%
Client households at period end	6.0	5.7	5%
Net new households for the period (actual)(3)	60,862	78,626	-23%
Net new assets for the period ($ billions)(4):	$19	$20	-5%
Financial advisors (actual):
At period end	18,772	18,967	-1%
Average	18,799	19,093	-2%
Attrition %(5)	5.6%	8.2%	n/a
Dow Jones Industrial Average (actual):
At period end	34,861	33,073	5%
Average for period	34,683	31,457	10%
S&P 500 Index (actual):
At period end	4,543	3,975	14%
Average for period	4,461	3,859	16%
Bloomberg Aggregate Bond Index (actual):
At period end	106	114	-7%
Average for period	110	116	-5%

(1)
Income before allocations to partners margin is income before allocations to partners expressed as a percentage of total revenue.
(2)
Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.
(3)
Net new households represents new client households less client households closed during the period.
(4)
Net new assets represents cash and securities inflows and outflows, excluding mutual fund capital gain distributions received by U.S. clients.
(5)
Attrition % represents the annualized number of financial advisors that left the firm during the period compared to the total number of financial advisors as of period end.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

First Quarter 2022 versus First Quarter 2021 Overview

The Partnership ended the first quarter of 2022 with an 8% increase in client assets under care ("AUC") to $1.7 trillion compared to the end of the first quarter of 2021. Despite a decrease in average market levels in the first quarter of 2022 compared to the end of 2021, average client AUC increased 12% and advisory programs' average AUC increased 18% compared to the first quarter in 2021 due to higher average equity market levels, partially offset by lower average bond market levels in the first quarter of 2022 compared to the same period in 2021, as well as the cumulative impact of net new assets.

Financial advisor attrition decreased to 5.6%. Despite lower attrition, the number of financial advisors decreased by 195 at the end of the first quarter of 2022 compared to the end of the first quarter of 2021. In the first quarter of 2021, the Partnership resumed hiring from the temporary pause on the recruitment of non-licensed financial advisors implemented in response to the COVID-19 pandemic, and since has focused on intentionally building the financial advisor pipeline with its strategy to grow and promote branch team success. This approach may continue to result in fewer financial advisors hired than historical levels.

Net new households decreased 23% in the first quarter of 2022 compared to an elevated level of new households in 2021. Net new assets decreased 5% in the first quarter of 2022 due to higher asset outflows in the first quarter of 2022 compared to lower than average outflows in the first quarter of 2021, partially offset by higher average asset sizes for new households.

Net revenue increased 6% to $3,033 for the first quarter of 2022 compared to the same period in 2021. Results reflected a 12% increase in fee revenue, primarily due to higher average equity market levels, partially offset by lower average bond market levels, as well as the cumulative impact of net asset inflows in advisory programs. The net revenue increase was partially offset by decreases in other revenue and trade revenue in the first quarter of 2022 compared to the same period in 2021. The decrease in other revenue was due to unrealized losses on the Partnership's U.S. Treasury investment securities, due to rising interest rates. Other revenue also decreased due to lower market levels at the end of the first quarter of 2022 compared to the end of 2021, resulting in unrealized losses from the decrease in the value of the Partnership's mutual fund investment securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The unrealized losses related to the economic hedge were offset by lower financial advisor compensation expense. Trade revenue decreased due to lower client dollars invested in the first quarter of 2022 compared to the first quarter of 2021.

Operating expenses increased 8% to $2,672 in the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in compensation and benefits expense. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned. Home office and branch compensation increased primarily due to higher wages and healthcare costs, including from an increase in the number of associates. The Partnership has made and will continue to make investments in human capital, technology infrastructure, digital initiatives, virtual business enablement tools, strategic relationships and test and learn pilot programs to support the Partnership's long-term growth objectives.

Overall, the increase in operating expenses, partially offset by the increase in net revenues, generated income before allocations to partners of $361, a 5% decrease from the first quarter of 2021. Income before allocations to partners margin was 11.8% in the first quarter of 2022, which measures the short-term financial impacts of long-term investments.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 25, 2022 AND MARCH 26, 2021

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 12% to $2,675 in the first quarter of 2022 compared to the same period in 2021. A discussion of fee revenue components follows.

	Three Months Ended
	March 25, 2022	March 26, 2021	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,927	$1,667	16%
Service fees	408	391	4%
Other asset-based fees	168	151	11%
Total asset-based fee revenue	2,503	2,209	13%
Account and activity fee revenue:
Shareholder accounting services fees	111	107	4%
Other account and activity fee revenue	61	63	-3%
Total account and activity fee revenue	172	170	1%
Total fee revenue	$2,675	$2,379	12%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$665.8	$565.3	18%
Mutual fund assets held outside of advisory programs	$581.2	$539.2	8%
Insurance	$87.1	$85.7	2%
Cash solutions	$54.4	$48.5	12%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Overall asset-based fee revenue increased 13% to $2,503 in the first quarter of 2022 compared to the same period in 2021, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to the cumulative impact of client assets invested in advisory programs and higher average equity market levels, partially offset by lower average bond market levels in the first quarter of 2022 compared to the same period in 2021. Service fees revenue increased due to the increase in the average value of mutual fund assets held outside of advisory programs resulting from higher average equity market levels, partially offset by lower average bond market levels in the first quarter of 2022 compared to the same period in 2021. Other asset-based fee revenue increased in the first quarter of 2022 compared to the same period in 2021, primarily due to lower fee waivers to maintain a positive client yield on the Money Market Fund resulting from increased interest rates in the first quarter of 2022.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 12% to $389 in the first quarter of 2022 compared to the same period in 2021. A discussion of trade revenue components follows.

	Three Months Ended
	March 25, 2022		March 26, 2021		% Change
Trade revenue:
Commissions revenue:
Equities	$160		$168		-5%
Mutual funds	154		201		-23%
Insurance products and other	64		64		—
Total commissions revenue	$378		$433		-13%
Principal transactions	11		9		22%
Total trade revenue	$389		$442		-12%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$11.3	44%	$11.9	43%	-5%
Mutual funds	9.3	37%	12.1	43%	-23%
Insurance products and other	1.5	6%	1.6	6%	-6%
Principal transactions	3.3	13%	2.4	8%	38%
Total client dollars invested	$25.4		$28.0		-9%

Margin per $1,000 invested	$15.3		$15.8		-3%
U.S. business days	58		58		—

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The decrease in trade revenue in the first quarter of 2022 compared to the same period in 2021 was due to decreases in mutual fund and equity commissions revenue as a result of lower client dollars invested, which coincided with increased market volatility in the first quarter of 2022. Overall margin earned decreased due to a change in product mix with a higher portion of client dollars invested in equities and principal transaction products in the first quarter of 2022 compared to the first quarter of 2021, which earn lower margins than mutual fund and insurance products.

Net Interest and Dividends

Net interest and dividends revenue increased 50% to $21 in the first quarter of 2022 compared to the same period in 2021 primarily due to increased interest income earned on client margin loans, as well as an increase in short-term investment interest. The average balances of client margin loans held by clients and short-term investments increased 20% and 8%, respectively, in the first quarter of 2022 compared to the first quarter of 2021. Additionally, short-term investment income increased due to a rise in interest rates in the first quarter of 2022 compared to the first quarter of 2021.

The majority of interest expense in the first quarter of 2022 consisted of the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners. The 7.5% rate is fixed and is not impacted by the current interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 8% to $2,672 in the first quarter of 2022 compared to the same period in 2021. A discussion of operating expense components follows.

	Three Months Ended
	March 25, 2022	March 26, 2021	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,229	$1,169	5%
Home office and branch	444	401	11%
Variable compensation	475	469	1%
Total compensation and benefits	2,148	2,039	5%
Occupancy and equipment	143	134	7%
Communications and data processing	146	104	40%
Fund sub-adviser fees	63	56	13%
Professional and consulting fees	40	31	29%
Other operating expenses	132	109	21%
Total operating expenses	$2,672	$2,473	8%

Related metrics (actual):
Number of branches:
At period end	15,576	15,363	1%
Average	15,549	15,358	1%
Financial advisors:
At period end	18,772	18,967	-1%
Average	18,799	19,093	-2%
Branch office administrators(1):
At period end	17,646	17,062	3%
Average	17,595	16,946	4%
Home office associates(1):
At period end	7,396	7,090	4%
Average	7,600	7,029	8%

(1)
Counted on a full-time equivalent basis.

The increase in operating expenses in the first quarter of 2022 compared to the same period in 2021 was primarily due to compensation and benefits expense (described below) increasing 5% to $2,148 and communications and data processing fees increasing 40% to $146, due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs.

Financial advisor compensation and benefits expense increased 5% to $1,229 in the first quarter of 2022 compared to the same period in 2021 largely due to an increase in revenues on which commissions are earned. Home office and branch compensation and benefits expense increased 11% to $444 in the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher wages and healthcare costs, including from an increase in the number of associates.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 1% to $475 in the first quarter of 2022 compared to the same period in 2021 due to increases in the number of profitable branches and an overall increase in branch profitability.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 25, 2022	March 26, 2021	% Change
Net revenue:
U.S.	$2,944	$2,779	6%
Canada	89	74	20%
Total net revenue	3,033	2,853	6%

Operating expenses (excluding variable compensation):
U.S.	2,125	1,938	10%
Canada	72	66	9%
Total operating expenses	2,197	2,004	10%

Pre-variable income:
U.S.	819	841	-3%
Canada	17	8	113%
Total pre-variable income	836	849	-2%

Variable compensation:
U.S.	464	460	1%
Canada	11	9	22%
Total variable compensation	475	469	1%

Income (loss) before allocations to partners:
U.S.	355	381	-7%
Canada	6	(1)	700%
Total income before allocations to partners	$361	$380	-5%

Client assets under care ($ billions):
U.S.
At period end	$1,707.0	$1,583.4	8%
Average	$1,719.0	$1,539.0	12%
Canada
At period end	$39.4	$34.1	16%
Average	$38.8	$32.7	19%

Net new assets for the period ($ billions):
U.S.	$18.2	$19.3	-6%
Canada	$0.9	$0.8	13%

Financial advisors (actual):
U.S.
At period end	17,921	18,077	-1%
Average	17,947	18,196	-1%
Canada
At period end	851	890	-4%
Average	852	897	-5%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 6% to $2,944 in the first quarter of 2022 compared to the same period in 2021, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 13% in the first quarter of 2022 to $2,437 led by an increase in revenue from advisory programs fees, primarily due to the continued investment of client assets in advisory programs and higher average equity market levels, partially offset by lower average bond market levels in the first quarter of 2022 compared to the same period in 2021.

Operating expenses (excluding variable compensation) increased 10% to $2,125 in the first quarter of 2022 compared to the same period in 2021 primarily due to an increase in compensation and benefits expense. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned. Home office and branch compensation increased primarily due to higher wages and healthcare costs, including from an increase in the number of associates.

Net income before allocations to partners decreased 7% to $355 in the first quarter of 2022 compared to the first quarter of 2021.

Canada

Net revenue increased 20% to $89 in the first quarter of 2022 compared to the same period in 2021, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 27% in the first quarter of 2022 to $66 led by an increase in revenue from advisory programs fees primarily due to the cumulative impact of client assets invested in advisory programs and higher average equity market levels, partially offset by lower average bond market levels in the first quarter of 2022 compared to the same period in 2021.

Operating expenses (excluding variable compensation) increased 9% to $72 in the first quarter of 2022 compared to the same period in 2021 primarily due to an increase in financial advisor compensation. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned.

Net income before allocations to partners increased $7 to $6 in the first quarter of 2022 compared to the first quarter of 2021.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 27% and 30% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three-month periods ended March 25, 2022 and March 26, 2021, respectively. In addition, the Partnership derived 13% of its total revenue for both three-month periods ended March 25, 2022 and March 26, 2021, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $5 and $4 of Interests under the 2018 Plan in the year ended December 31, 2021 and the first quarter of 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The issuance of Interests reduces the Partnership’s net interest income and income before allocations to partners.

The Partnership’s capital subject to mandatory redemption at March 25, 2022, net of reserve for anticipated withdrawals, was $3,429, an increase of $194 from December 31, 2021. This increase was primarily due to the retention of a portion of general partner earnings ($38) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($4, $52 and $264, respectively), partially offset by the net increase in Partnership loans outstanding ($104) and the redemption of limited partner, subordinated limited partner and general partner interests ($5, $17 and $38, respectively). During the three-month periods ended March 25, 2022 and March 26, 2021, the Partnership retained 13.8% of income allocated to general partners.

Under the terms of the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner's death, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of March 25, 2022
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,224	$616	$2,014	$3,854
Partnership capital owned by partners with individual loans	$95	$—	$1,017	$1,112
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	8%	—	50%	29%

Individual loans:
Individual bank loans	$18	$—	$—	$18
Individual Partnership loans	—	—	425	425
Total individual loans	$18	$—	$425	$443
Individual loans as a percent of total Partnership capital	1%	—	21%	11%
Individual loans as a percent of respective Partnership capital owned by partners with loans	19%	—	42%	40%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 25, 2022	December 31, 2021
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of March 25, 2022, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has multiple uncommitted secured lines of credit totaling $390 that are subject to change at the discretion of the banks. The Partnership has an additional uncommitted line of credit where the amount and the associated collateral requirements are at the bank's discretion in the event of a borrowing. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Actual borrowing capacity on secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of March 25, 2022 or December 31, 2021. In addition, the Partnership did not have any draws against these lines of credit during the three-month period ended March 25, 2022.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of March 25, 2022, the Partnership had $1,306 in cash and cash equivalents and $1,084 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $2,390 of Partnership liquidity as of March 25, 2022, a 29% decrease from $3,364 as of December 31, 2021. The Partnership had $20,232 and $20,179 in cash and investments segregated under federal regulations as of March 25, 2022 and December 31, 2021, respectively, which was not available for general use. The Partnership also held $712 and $413 in government and agency obligations as of March 25, 2022 and December 31, 2021, respectively, primarily to help facilitate cash management and maintain firm liquidity. The increase in the government and agency obligations balance as of March 25, 2022 was partly due to the timing of maturities and was partially reflected in lower firm cash as of March 25, 2022. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

The Partnership continues to evaluate its cash management strategy. Banks have experienced a significant increase in cash deposits due to the market and economic uncertainty from COVID-19, which may impact the Partnership's ability to continue to find financial institutions at which to place funds for principal protection while earning a reasonable rate of return on those funds.

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of the Financial Industry Regulatory Authority ("FINRA"). Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

EJ Canada is a registered broker-dealer regulated by the Investment Industry Regulatory Organization of Canada ("IIROC"). Under the regulations prescribed by IIROC, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealers as of:

	March 25, 2022	December 31, 2021	% Change
U.S.:
Net capital	$1,482	$1,421	4%
Net capital in excess of the minimum required	$1,412	$1,352	4%
Net capital as a percentage of aggregate debit items	42.1%	41.3%	2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.0%	20.7%	11%

Canada:
Regulatory risk-adjusted capital	$76	$71	7%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$60	$50	20%

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts; (2) changes in interest rates; (3) the COVID-19 pandemic and the global governmental response, vaccination and related impact on society, the global economy and volatility in financial markets; (4) regulatory actions; (5) changes in legislation or regulation; (6) actions of competitors; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; (11) our ability to attract and retain qualified financial advisors and other employees; and (12) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.5 billion and $23.4 billion for the three-month period ended March 25, 2022. These margin receivables and investments earned interest at an average annual rate of approximately 388 and 14 basis points (3.88% and 0.14%), respectively, during the first three months of 2022. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $142 million. This estimate reflects minimum contractual rates on certain balances. Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $30 million. A 100-basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 25, 2022.

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

Refer to the Current Report on Form 8-K filed by the Partnership on January 12, 2022.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number		Description
3.1	*

Twenty-first Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated September 7, 2021.

3.2	**	Twenty-Second Amended and Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated February 22, 2022.
3.3	**	First Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 24, 2022.
3.4	**	Second Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 20, 2022.
31.1	**

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
May 6, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 6, 2022
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2022
Andrew T. Miedler