Form 10-Q
period 2022-06-24
JONES FINANCIAL COMPANIES LLLP
filed 2022-08-05
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2022

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

As of July 29, 2022, 1,218,590 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	June 24, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$1,258	$1,835
Cash and investments segregated under federal regulations	20,711	20,179
Securities purchased under agreements to resell	1,087	1,529
Receivables from:
Clients	4,479	4,187
Mutual funds, insurance companies and other	939	850
Brokers, dealers and clearing organizations	327	213
Securities owned, at fair value:
Investment securities	743	852
Inventory securities	42	38
Lease right-of-use assets	914	922
Fixed assets, at cost, net of accumulated depreciation and amortization	781	725
Other assets	890	878

TOTAL ASSETS	$32,171	$32,208

LIABILITIES:
Payables to:
Clients	$24,830	$23,763
Brokers, dealers and clearing organizations	97	112
Accrued compensation and employee benefits	1,670	2,401
Accounts payable, accrued expenses and other	944	1,223
Lease liabilities	949	954
	28,490	28,453
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,221	1,225
Subordinated limited partners	615	581
General partners	1,645	1,429
Total	3,481	3,235
Reserve for anticipated withdrawals	200	520
Total partnership capital subject to mandatory redemption	3,681	3,755

TOTAL LIABILITIES	$32,171	$32,208

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Revenue:
Fee revenue
Asset-based	$2,444	$2,385	$4,947	$4,594
Account and activity	172	171	344	341
Total fee revenue	2,616	2,556	5,291	4,935
Trade revenue	392	437	781	879
Interest and dividends	76	40	120	78
Other (loss) revenue, net	(46)	24	(98)	42
Total revenue	3,038	3,057	6,094	5,934
Interest expense	24	23	47	47
Net revenue	3,014	3,034	6,047	5,887
Operating expenses:
Compensation and benefits	2,086	2,148	4,234	4,187
Communications and data processing	159	115	305	219
Occupancy and equipment	144	135	287	269
Fund sub-adviser fees	63	59	126	115
Professional and consulting fees	44	34	84	65
Other operating expenses	163	100	295	209
Total operating expenses	2,659	2,591	5,331	5,064

Income before allocations to partners	355	443	716	823

Allocations to partners:
Limited partners	42	58	85	107
Subordinated limited partners	41	52	84	98
General partners	272	333	547	618
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$34.31	$46.66	$69.22	$86.74

Weighted average $1,000 equivalent limited partnership units outstanding	1,221,821	1,231,702	1,224,068	1,234,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 24, 2022

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$640	$1,754	$3,755
Reserve for anticipated withdrawals	(136)	(59)	(325)	(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$581	$1,429	$3,235
Partnership loans outstanding, December 31, 2021	—	—	321	321
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2021	1,225	581	1,750	3,556
Issuance of partnership interests	4	52	264	320
Redemption of partnership interests	(5)	(17)	(38)	(60)
Income allocated to partners	43	43	275	361
Distributions	(1)	—	(12)	(13)
Total partnership capital, including capital financed with partnership loans, March 25, 2022	1,266	659	2,239	4,164
Issuance of partnership interests	—	—	8	8
Redemption of partnership interests	(3)	(1)	(15)	(19)
Income allocated to partners	42	41	272	355
Distributions	(9)	(71)	(347)	(427)
Total partnership capital, including capital financed with partnership loans, June 24, 2022	1,296	628	2,157	4,081
Partnership loans outstanding, June 24, 2022	—	—	(400)	(400)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 24, 2022	$1,296	$628	$1,757	$3,681
Reserve for anticipated withdrawals	(75)	(13)	(112)	(200)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 24, 2022	$1,221	$615	$1,645	$3,481

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 24, 2022	June 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	716	823
Depreciation and amortization	240	220

Changes in assets and liabilities:
Investments segregated under federal regulations	(612)	43
Securities purchased under agreements to resell	442	629
Net payable to clients	775	(582)
Net receivable from brokers, dealers and clearing organizations	(129)	(53)
Receivable from mutual funds, insurance companies and other	(89)	(33)
Securities owned	105	537
Other assets	(12)	(81)
Lease liabilities	(161)	(160)
Accrued compensation and employee benefits	(731)	(278)
Accounts payable, accrued expenses and other	(283)	(20)
Net cash provided by operating activities	261	1,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(128)	(79)
Cash used in investing activities	(128)	(79)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	45	27
Issuance of partnership interests	56	65
Redemption of partnership interests	(79)	(84)
Distributions from partnership capital	(812)	(867)
Net cash used in financing activities	(790)	(859)
Net (decrease) increase in cash, cash equivalents and restricted cash	(657)	107

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,706	6,875
End of period	$7,049	$6,982

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2022 and November 30, 2021 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and six-month periods ended May 31, 2022 and 2021 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and six-month periods ended June 24, 2022 and June 25, 2021, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eleven sub-advised mutual funds comprising the Bridge Builder® Trust. Passport Research, Ltd., a wholly-owned subsidiary of Edward Jones, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

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

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations. The Partnership evaluated subsequent events for recognition or disclosure through August 5, 2022, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"). The results of operations for the three- and six- month periods ended June 24, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and six-month periods ended June 24, 2022 and June 25, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $81 and $161 and $82 and $160, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $81 and $156 and $80 and $155, respectively. The weighted-average remaining lease term was four years as of both June 24, 2022 and December 31, 2021, and the weighted-average discount rate was 2.2% and 2.1%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Six Months Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Operating lease cost	$81	$80	$163	$158
Variable lease cost	17	15	32	29
Total lease cost	$98	$95	$195	$187

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

June 24, 2022
2022	$159
2023	279
2024	215
2025	154
2026	97
Thereafter	89
Total lease payments	993
Less: Interest	44
Total present value of lease liabilities	$949

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of June 24, 2022 and December 31, 2021, collateral held for receivables from clients was $5,294 and $4,803, respectively, and collateral held for securities purchased under agreements to resell was $1,103 and $1,526, respectively. Given the nature of the agreements, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of June 24, 2022 and December 31, 2021.

As of June 24, 2022, December 31, 2021 and December 31, 2020, $625, $695 and $563, respectively, of the receivable from clients balance and $330, $335 and $285, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of June 24, 2022 and December 31, 2021.

The Partnership derived 12% of its total revenue for both the three- and six-month periods ended June 24, 2022 and 11% and 12% of its total revenue for the three- and six-month periods ended June 25, 2021, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended June 24, 2022			Three Months Ended June 25, 2021
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,804	$37	$1,841	$1,782	$31	$1,813
Service fees	354	28	382	388	29	417
Other asset-based fees	221	—	221	155	—	155
Total asset-based fee revenue	2,379	65	2,444	2,325	60	2,385
Account and activity fee revenue:
Shareholder accounting services fees	113	—	113	109	—	109
Other account and activity fee revenue	55	4	59	59	3	62
Total account and activity fee revenue	168	4	172	168	3	171
Total fee revenue	2,547	69	2,616	2,493	63	2,556
Trade revenue:
Commissions	338	14	352	412	14	426
Principal transactions	39	1	40	10	1	11
Total trade revenue	377	15	392	422	15	437
Total revenue from customers	2,924	84	3,008	2,915	78	2,993
Net interest and dividends and other revenue	(3)	9	6	39	2	41
Net revenue	$2,921	$93	$3,014	$2,954	$80	$3,034

	Six Months Ended June 24, 2022			Six Months Ended June 25, 2021
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,694	$74	$3,768	$3,422	$58	$3,480
Service fees	733	57	790	754	54	808
Other asset-based fees	389	—	389	306	—	306
Total asset-based fee revenue	4,816	131	4,947	4,482	112	4,594
Account and activity fee revenue:
Shareholder accounting services fees	224	—	224	216	—	216
Other account and activity fee revenue	113	7	120	118	7	125
Total account and activity fee revenue	337	7	344	334	7	341
Total fee revenue	5,153	138	5,291	4,816	119	4,935
Trade revenue:
Commissions	704	26	730	831	28	859
Principal transactions	49	2	51	19	1	20
Total trade revenue	753	28	781	850	29	879
Total revenue from customers	5,906	166	6,072	5,666	148	5,814
Net interest and dividends and other revenue	(41)	16	(25)	67	6	73
Net revenue	$5,865	$182	$6,047	$5,733	$154	$5,887

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

The Partnership did not have any assets or liabilities categorized as Level III during the six- and twelve-month periods ended June 24, 2022 and December 31, 2021, respectively.

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	June 24, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$384	$—	$384
Money market funds	27	—	—	27
Total cash equivalents	$27	$384	$—	$411

Investments segregated under federal regulations:
U.S. treasuries	$14,520	$—	$—	$14,520
Certificates of deposit	—	400	—	400
Total investments segregated under federal regulations	$14,520	$400	$—	$14,920

Securities owned:
Investment securities:
Government and agency obligations	$412	$—	$—	$412
Mutual funds(1)	319	—	—	319
Equities	12	—	—	12
Total investment securities	$743	$—	$—	$743

Inventory securities:
Municipal obligations	$—	$18	$—	$18
Mutual funds	10	—	—	10
Equities	8	—	—	8
Corporate bonds and notes	—	5	—	5
Certificates of deposit	—	1	—	1
Total inventory securities	$18	$24	$—	$42

Other assets:
Client fractional share ownership assets	$630	$—	$—	$630

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$630	$—	$—	$630

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$266	$—	$266
Money market funds	47	—	—	47
Total cash equivalents	$47	$266	$—	$313

Investments segregated under federal regulations:
U.S. treasuries	$13,908	$—	$—	$13,908
Certificates of deposit	—	400	—	400
Total investments segregated under federal regulations	$13,908	$400	$—	$14,308

Securities owned:
Investment securities:
Government and agency obligations	$413	$—	$—	$413
Mutual funds(1)	366	—	—	366
Equities	3	—	—	3
Certificates of deposit	—	70	—	70
Total investment securities	$782	$70	$—	$852

Inventory securities:
Equities	$18	$—	$—	$18
Municipal obligations	—	9	—	9
Certificates of deposit	—	6	—	6
Corporate bonds and notes	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$20	$18	$—	$38

Other assets:
Client fractional share ownership assets	$710	$—	$—	$710

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$710	$—	$—	$710

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of June 24, 2022 and December 31, 2021, the outstanding amount of Partnership loans was $400 and $321, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $4 and $7 for both the three- and six-month periods ended June 24, 2022 and June 25, 2021, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Six Months Ended
	June 24, 2022	June 25, 2021
Partnership loans outstanding at beginning of period	$321	$341
Partnership loans issued during the period	272	220
Repayment of Partnership loans during the period	(193)	(166)
Total Partnership loans outstanding	$400	$395

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 and $46 for both the three- and six-month periods ended June 24, 2022 and June 25, 2021, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 12, 2018, to register $450 units of limited partnership interest ("Interests") issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $5 and $4 of Interests under the 2018 Plan in the year ended December 31, 2021 and the first half of 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealers as of:

	June 24, 2022	December 31, 2021
U.S.:
Net capital	$1,383	$1,421
Net capital in excess of the minimum required	$1,307	$1,352
Net capital as a percentage of aggregate debit items	36.5%	41.3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	18.5%	20.7%

Canada:
Regulatory risk-adjusted capital	$81	$71
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$74	$50

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a current financial advisor as a putative collective action alleging gender discrimination under the FLSA, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of June 24, 2022, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $39 as of June 24, 2022. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at June 24, 2022 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Net revenue:
U.S.	$2,921	$2,954	$5,865	$5,733
Canada	93	80	182	154
Total net revenue	$3,014	$3,034	$6,047	$5,887

Pre-variable income:
U.S.	$755	$915	$1,574	$1,756
Canada	19	13	36	21
Total pre-variable income	$774	$928	$1,610	$1,777

Variable compensation:
U.S.	$406	$473	$870	$933
Canada	13	12	24	21
Total variable compensation	$419	$485	$894	$954

Income before allocations to partners:
U.S.	$349	$442	$704	$823
Canada	6	1	12	—
Total income before allocations to partners	$355	$443	$716	$823

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
June 24, 2022	$1,087	—	1,087	—	(1,087)	$—
December 31, 2021	$1,529	—	1,529	—	(1,526)	$3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Six Months Ended
	June 24, 2022	June 25, 2021
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$272	$220
Repayment of partnership loans through distributions from partnership capital in current period	$148	$139

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 24, 2022	June 25, 2021
Cash and cash equivalents	$1,258	$1,316
Cash and investments segregated under federal regulations	20,711	17,791
Less: Investments segregated under federal regulations	14,920	12,125
Total cash, cash equivalents and restricted cash	$7,049	$6,982

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Program fees are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, and certificates of deposit. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics for the three- and six-month periods ended June 24, 2022 and June 25, 2021. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 24, 2022	June 25, 2021	% Change	June 24, 2022	June 25, 2021	% Change
Revenue:
Fee revenue	$2,616	$2,556	2%	$5,291	$4,935	7%
% of net revenue	87%	84%	4%	87%	84%	4%
Trade revenue	392	437	-10%	781	879	-11%
% of net revenue	13%	14%	-7%	13%	15%	-13%
Interest and dividends	76	40	90%	120	78	54%
Other (loss) revenue, net	(46)	24	-292%	(98)	42	-333%
Total revenue	3,038	3,057	-1%	6,094	5,934	3%
Interest expense	24	23	4%	47	47	—
Net revenue	3,014	3,034	-1%	6,047	5,887	3%
Operating expenses	2,659	2,591	3%	5,331	5,064	5%
Income before allocations to partners	$355	$443	-20%	$716	$823	-13%

Related metrics:
Income before allocations to partners margin(1)	11.7%	14.5%	-19%	11.7%	13.9%	-15%
Client assets under care ($ billions):
Total:
At period end	$1,589	$1,714	-7%	$1,589	$1,714	-7%
Average	$1,663	$1,674	-1%	$1,705	$1,624	5%
Advisory programs:
At period end	$614	$646	-5%	$614	$646	-5%
Average	$642	$625	3%	$658	$600	10%
Client dollars invested ($ billions)(2):
Trade	$35	$27	30%	$60	$55	9%
Advisory programs	$9	$20	-55%	$25	$38	-34%
Client households at period end	6.0	5.8	3%	6.0	5.8	3%
Net new households for the period (actual)(3)	42,092	66,802	-37%	102,954	145,428	-29%
Net new assets for the period ($ billions)(4):	$20	$23	-13%	$39	$43	-9%
Financial advisors (actual):
At period end	18,755	18,855	-1%	18,755	18,855	-1%
Average	18,752	18,913	-1%	18,776	19,008	-1%
Attrition %(5)	6.0%	6.6%	-9%	5.8%	7.4%	-22%
Dow Jones Industrial Average (actual):
At period end	31,501	34,434	-9%	31,501	34,434	-9%
Average for period	32,976	34,045	-3%	33,793	32,801	3%
S&P 500 Index (actual):
At period end	3,912	4,281	-9%	3,912	4,281	-9%
Average for period	4,160	4,165	—	4,304	4,018	7%
Bloomberg Aggregate Bond Index (actual):
At period end	101	115	-12%	101	115	-12%
Average for period	103	115	-10%	107	115	-7%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2022 versus Second Quarter 2021 Overview

Even with market volatility and the changing interest rate environment, the Partnership ended the second quarter of 2022 with $20 billion of net new assets, reflecting growth in asset inflows and higher average asset sizes for new households. Although the Partnership experienced growth in asset inflows, higher asset outflows resulted in lower net new assets than the second quarter of 2021. In addition, the Partnership is making its intentional investments in human capital, technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs to support its long-term growth objectives.

The Partnership ended the second quarter of 2022 with $1.6 trillion in client assets under care ("AUC"), a 7% decrease compared to the end of the second quarter of 2021. Average client AUC decreased 1% in the second quarter of 2022 due to lower average market levels, partially offset by the cumulative impact of net new assets. Advisory programs' average AUC increased 3% as a result of the cumulative impact of client dollars invested in advisory programs, partially offset by lower average market levels.

In the second quarter of 2022, the Partnership continued to focus on its strategy to grow and promote branch team success and financial advisor attrition decreased to 6.0%. The Partnership has begun offering greater flexibility and choice to its financial advisors through the options of co-locating their branches with one or more financial advisors in shared office space while maintaining their own individual client relationships, an expanded variety of branch support roles, and a pilot of multi-financial advisor team models. Despite lower attrition, the number of financial advisors decreased by 100 due to a lower number of hires as a result of the Partnership's continued strategy to focus on intentionally building the financial advisor pipeline. This approach may continue to result in fewer financial advisors hired than historical levels.

Although the Partnership experienced growth in asset inflows, referenced above, net new assets declined 13% due to higher asset outflows compared to lower than average outflows experienced in the second quarter of 2021. Net new households decreased 37% primarily due to fewer households added.

Net revenue decreased 1% to $3,014 primarily due to decreases in other revenue and trade revenue. The decrease in other revenue was due to a decline in market levels over the second quarter of 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Those unrealized losses were offset by the corresponding decreased liability recognized in financial advisor compensation expense. Other revenue also decreased due to unrealized losses on the Partnership's U.S. Treasury investment securities, resulting from rising interest rates. Trade revenue decreased due to a decrease in overall margin earned and a decrease in client dollars invested in mutual funds. The decrease in net revenue was partially offset by increases in cash solutions revenue within other asset-based fees and interest and dividends revenue reflecting rising interest rates in the second quarter of 2022.

Operating expenses increased 3% to $2,659, primarily due to increases in home office and branch compensation, communications and data processing and other operating expenses. The Partnership's intentional investments to support its long-term growth objectives, referenced above, have increased home office and branch compensation expenses and communications and data processing expenses. The increase in other operating expenses was primarily due to increases in costs from resuming in-person meetings and events, philanthropy, advertising and other various items. The increase in operating expenses was partially offset by a decrease in financial advisor compensation expense related to the non-qualified deferred compensation plan discussed above and decreased variable compensation due to lower firm profitability.

Overall, the decrease in net revenue and the increase in operating expenses generated income before allocations to partners of $355, a 20% decrease from the second quarter of 2021. Income before allocations to partners margin was 11.7%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended June 24, 2022 versus Six Months Ended June 25, 2021 Overview

Average client AUC increased 5% and advisory programs' average AUC increased 10% during the first half of 2022 compared to the same period in 2021 due to the cumulative impact of net new assets and higher average equity market levels, partially offset by lower average bond market levels.

Although the Partnership experienced growth in asset inflows, referenced above, net new assets declined 9% due to higher asset outflows compared to lower than average outflows experienced in the first half of 2021. Net new households decreased 29% primarily due to fewer households added.

Net revenue increased 3% to $6,047. Results reflected a 7% increase in fee revenue, primarily due to the cumulative impact of net asset inflows in advisory programs and higher average equity market levels, partially offset by lower average bond market levels. The net revenue increase was partially offset by decreases in other revenue and trade revenue. The decrease in other revenue was due to a decline in market levels over the first half of 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Those unrealized losses were offset by the corresponding decreased liability recognized in financial advisor compensation expense. Other revenue also decreased due to unrealized losses on the Partnership's U.S. Treasury investment securities, resulting from rising interest rates. Trade revenue decreased due to a decrease in overall margin earned and a decrease in client dollars invested in mutual funds.

Operating expenses increased 5% to $5,331 primarily due to an increase in home office and branch compensation, communications and data processing and other operating expenses. The Partnership's intentional investments to support its long-term growth objectives, referenced above, have increased home office and branch compensation expenses and communications and data processing expenses. The increase in other operating expenses was primarily due to increases in costs from resuming in-person meetings and events, philanthropy, advertising and other various items. The increase in operating expenses was partially offset by a decrease in variable compensation due to lower firm profitability.

Overall, the increase in operating expenses, partially offset by the increase in net revenues, generated income before allocations to partners of $716, a 13% decrease from the first half of 2021. Income before allocations to partners margin was 11.7%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 24, 2022 AND JUNE 25, 2021

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 2% to $2,616 and 7% to $5,291 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021. A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 24, 2022	June 25, 2021	% Change	June 24, 2022	June 25, 2021	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,841	$1,813	2%	$3,768	$3,480	8%
Service fees	382	417	-8%	790	808	-2%
Other asset-based fees	221	155	43%	389	306	27%
Total asset-based fee revenue	2,444	2,385	2%	4,947	4,594	8%
Account and activity fee revenue:
Shareholder accounting services fees	113	109	4%	224	216	4%
Other account and activity fee revenue	59	62	-5%	120	125	-4%
Total account and activity fee revenue	172	171	1%	344	341	1%
Total fee revenue	$2,616	$2,556	2%	$5,291	$4,935	7%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$629.7	$613.7	3%	$645.8	$589.9	9%
Mutual fund assets held outside of advisory programs	$538.4	$571.3	-6%	$558.1	$555.6	—
Insurance	$81.1	$89.0	-9%	$83.9	$87.5	-4%
Cash solutions	$53.7	$48.9	10%	$53.9	$48.7	11%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 97% and 98% for the periods presented in 2022 and 2021, respectively.

Despite lower average market levels in the second quarter of 2022 compared to the same period in 2021, overall asset-based fee revenue increased 2% to $2,444. Other asset-based fee revenue increased reflecting rising interest rates, primarily due to lower fee waivers to maintain a positive client yield on the Money Market Fund and the increase in client assets invested in cash solutions. Advisory programs fee revenue increased due to the cumulative impact of client dollars invested in advisory programs, which was partially offset by lower average market levels. Service fees revenue decreased due to the decrease in the average value of mutual fund assets held outside of advisory programs resulting from lower average market levels.

Overall asset-based fee revenue increased 8% to $4,947 in the first half of 2022 compared to the same period in 2021, primarily due to increases in revenue from advisory programs fees and from other asset-based fees. Growth in revenue from advisory programs was due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels, partially offset by lower average bond market levels in the first half of 2022 compared to the same period in 2021. Other asset-based fee revenue increased reflecting rising interest rates, primarily due to lower fee waivers to maintain a positive client yield on the Money Market Fund and the increase in client assets invested in cash solutions. Service fees revenue decreased in the first half of 2022 due to the decrease in the second quarter of 2022, referenced above, partially offset by an increase in service fees revenue in the first quarter of 2022 as a result of higher average equity market levels.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 10% to $392 and 11% to $781 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021. A discussion of trade revenue components follows.

	Three Months Ended					Six Months Ended
	June 24, 2022		June 25, 2021		% Change	June 24, 2022		June 25, 2021		% Change
Trade revenue:
Commissions revenue:
Equities	$162		$148		9%	$322		$316		2%
Mutual funds	125		206		-39%	279		407		-31%
Insurance products and other	65		72		-10%	129		136		-5%
Total commissions revenue	$352		$426		-17%	$730		$859		-15%
Principal transactions	40		11		264%	51		20		155%
Total trade revenue	$392		$437		-10%	$781		$879		-11%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$11.2	32%	$10.1	38%	11%	$22.5	37%	$22.0	40%	2%
Mutual funds	7.4	21%	12.6	47%	-41%	16.7	28%	24.7	45%	-32%
Insurance products and other	2.1	6%	1.9	7%	11%	3.6	6%	3.5	7%	3%
Principal transactions	14.3	41%	2.0	8%	615%	17.6	29%	4.4	8%	300%
Total client dollars invested	$35.0		$26.6		32%	$60.4		$54.6		11%

Margin per $1,000 invested	$11.2		$16.4		-32%	$12.9		$16.1		-20%
U.S. business days	62		63		-2%	120		121		-1%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The decrease in trade revenue in the second quarter and first half of 2022 compared to the same periods in 2021 was due to a decrease in mutual funds commissions revenue and the overall margin earned, which was partially offset by an increase in principal transactions revenue. Mutual funds commissions revenue decreased due to the decrease in client dollars invested in mutual fund products. Overall margin decreased due to a change in product mix with a higher portion of client dollars invested in principal transaction products that earn lower margins than other products. The shift in product mix and increased principal transactions revenue was due to a significant increase in client dollars invested in fixed income products, primarily certificates of deposit, during the increasing interest rate environment in the second quarter of 2022 compared to the same period in 2021.

Net Interest and Dividends

Net interest and dividends revenue increased $35 to $52 and $42 to $73 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021, primarily due to increased short-term investment interest income and an increase in interest income earned on client margin loans. The average balances of short-term investments increased 11% and 10% and client margin loans held by clients increased 22% and 21% in the second quarter and first half of 2022, respectively, compared to the same periods in 2021. Additionally, short-term investment income increased due to a rise in interest rates in the second quarter and first half of 2022 compared to the same periods in 2021.

The majority of interest expense in the second quarter and first half of 2022 consisted of the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners. The 7.5% rate is fixed and is not impacted by the current interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 3% to $2,659 and 5% to $5,331 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021 primarily due to increases in home office and branch compensation, communications and data processing and other operating expenses. A discussion of operating expense components follows.

	Three Months Ended			Six Months Ended
	June 24, 2022	June 25, 2021	% Change	June 24, 2022	June 25, 2021	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,179	$1,237	-5%	$2,408	$2,406	—
Home office and branch	488	426	15%	932	827	13%
Variable compensation	419	485	-14%	894	954	-6%
Total compensation and benefits	2,086	2,148	-3%	4,234	4,187	1%

Communications and data processing	159	115	38%	305	219	39%
Occupancy and equipment	144	135	7%	287	269	7%
Fund sub-adviser fees	63	59	7%	126	115	10%
Professional and consulting fees	44	34	29%	84	65	29%
Other operating expenses	163	100	63%	295	209	41%
Total operating expenses	$2,659	$2,591	3%	$5,331	$5,064	5%

Related metrics (actual):
Number of branches:
At period end	15,641	15,377	2%	15,641	15,377	2%
Average	15,610	15,376	2%	15,580	15,368	1%
Financial advisors:
At period end	18,755	18,855	-1%	18,755	18,855	-1%
Average	18,752	18,913	-1%	18,776	19,008	-1%
Branch office administrators(1):
At period end	17,852	17,249	3%	17,852	17,249	3%
Average	17,763	17,155	4%	17,683	17,049	4%
Home office associates(1):
At period end	7,932	7,128	11%	7,932	7,128	11%
Average	7,894	7,102	11%	7,797	7,062	10%

(1)
Counted on a full-time equivalent basis.

Financial advisor compensation and benefits expense decreased 5% to $1,179 in the second quarter of 2022 compared to the second quarter in 2021 and increased slightly to $2,408 in the first half of 2022 compared to the same period in 2021. The decrease in the second quarter of 2022 was primarily due to decreased future liabilities as a result of corresponding unrealized losses related to the economic hedge for the non-qualified deferred compensation plan. The slight increase in financial advisor compensation in the first half of 2022 was primarily due to the increase in revenues on which commissions are earned and increases in travel incentive program costs, which were significantly offset by the lower future liabilities in relation to the non-qualified deferred compensation plan referenced above and lower new financial advisor salary and other compensation expense from fewer financial advisors hired as a result of the Partnership's intentional strategy to build the financial advisor pipeline.

Home office and branch compensation and benefits expense increased 15% to $488 and 13% to $932 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021 primarily due to higher wages and healthcare costs, including from an increase in the number of associates.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The decrease in variable compensation of 14% to $419 and 6% to $894 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021 was due to a decrease in the Partnership's overall profitability, which was partially offset by an increase in the number of profitable branches.

Communications and data processing expenses increased 38% to $159 and 39% to $305 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021 due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs.

Other operating expenses increased 63% to $163 and 41% to $295 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021 primarily due to increases in costs associated with resuming in-person meetings and events, philanthropy, advertising and other various items.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 24, 2022	June 25, 2021	% Change	June 24, 2022	June 25, 2021	% Change
Net revenue:
U.S.	$2,921	$2,954	-1%	$5,865	$5,733	2%
Canada	93	80	16%	182	154	18%
Total net revenue	3,014	3,034	-1%	6,047	5,887	3%

Operating expenses (excluding variable compensation):
U.S.	2,166	2,039	6%	4,291	3,977	8%
Canada	74	67	10%	146	133	10%
Total operating expenses	2,240	2,106	6%	4,437	4,110	8%

Pre-variable income:
U.S.	755	915	-17%	1,574	1,756	-10%
Canada	19	13	46%	36	21	71%
Total pre-variable income	774	928	-17%	1,610	1,777	-9%

Variable compensation:
U.S.	406	473	-14%	870	933	-7%
Canada	13	12	8%	24	21	14%
Total variable compensation	419	485	-14%	894	954	-6%

Income before allocations to partners:
U.S.	349	442	-21%	704	823	-14%
Canada	6	1	500%	12	—	1200%
Total income before allocations to partners	$355	$443	-20%	$716	$823	-13%

Client assets under care ($ billions):
U.S.
At period end	$1,553.9	$1,677.2	-7%	$1,553.9	$1,677.2	-7%
Average	$1,625.3	$1,638.5	-1%	$1,667.1	$1,589.5	5%
Canada
At period end	$35.2	$36.7	-4%	$35.2	$36.7	-4%
Average	$37.3	$35.7	4%	$37.9	$34.2	11%

Net new assets for the period ($ billions):
U.S.	$18.9	$21.7	-13%	$37.3	$41.0	-9%
Canada	$0.7	$0.7	—	$1.5	$1.5	—

Financial advisors (actual):
U.S.
At period end	17,910	17,977	—	17,910	17,977	—
Average	17,904	18,030	-1%	17,926	18,118	-1%
Canada
At period end	845	878	-4%	845	878	-4%
Average	848	883	-4%	850	890	-4%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue decreased 1% to $2,921 in the second quarter of 2022 compared to the second quarter of 2021, primarily due to decreases in other revenue and trade revenue. The decrease in other revenue was due to a decline in market levels over the second quarter of 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Other revenue also decreased due to unrealized losses on the Partnership's U.S. Treasury investment securities, resulting from rising interest rates. Trade revenue decreased due to a decrease in overall margin earned from a change in product mix and a decrease in client dollars invested in mutual funds. The decrease in net revenue was partially offset by increases in cash solutions revenue within other asset-based fees reflecting rising interest rates in the second quarter of 2022.

Net revenue increased 2% to $5,865 in the first half of 2022 compared to the same period in 2021 primarily due to increases in fee revenue. Asset-based fee revenue increased 8% to $4,816 led by an increase in revenue from advisory programs fees, primarily due to the continued investment of client assets in advisory programs and higher average equity market levels, partially offset by lower average bond market levels. The net revenue increase was partially offset by decreases in other revenue and trade revenue. The decrease in other revenue was due to a decline in market levels over the first half of 2022, resulting in unrealized losses from the decrease in the value of the economic hedge for future liabilities and the Partnership's U.S. Treasury investment securities, as discussed above. Trade revenue decreased due to a decrease in overall margin earned from a change in product mix and a decrease in client dollars invested in mutual funds.

Operating expenses (excluding variable compensation) increased 6% to $2,166 and 8% to $4,291 in the second quarter and first half of 2022, respectively, compared to the same period in 2021 primarily due to increases in home office and branch compensation, other operating expenses and communications and data processing. Home office and branch compensation increased due to higher wages and healthcare costs, including from an increase in the number of associates. Other operating expenses increased primarily due to increases in costs from resuming in-person meetings and events, philanthropy, advertising and other various items. The increase in communications and data processing was due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs. The increase in operating expenses in the second quarter of 2022 was partially offset by a decrease in financial advisor compensation expense, which was the result of decreased future liabilities from the corresponding unrealized losses related to the economic hedge for the non-qualified deferred compensation plan.

Net income before allocations to partners decreased 21% to $349 and 14% to $704 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.

Canada

Net revenue increased 16% to $93 and 18% to $182 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021, due to increases in revenue from asset-based fees, interest and dividends and other revenue. Asset-based fee revenue increased 8% to $65 and 17% to $131 in the second quarter and first half of 2022, respectively, led by an increase in revenue from advisory programs fees primarily due to the cumulative impact of client assets invested in advisory programs. Interest and dividends and other revenue increased due to a rise in interest rates and favorable exchange rates, respectively, in the second quarter and first half of 2022.

Operating expenses (excluding variable compensation) increased 10% in both the second quarter and first half of 2022 to $74 and $146, respectively, compared to the same periods in 2021 primarily due to an increase in financial advisor compensation. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned.

Net income before allocations to partners significantly increased to $6 and $12 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 26% and 30% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three- and six-month periods ended June 24, 2022 and June 25, 2021, respectively. In addition, the Partnership derived 12% of its total revenue for both the three- and six-month periods ended June 24, 2022 and 11% and 12% of its total revenue for the three- and six-month periods ended June 25, 2021, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $5 and $4 of Interests under the 2018 Plan in the year ended December 31, 2021 and the first half of 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The issuance of Interests reduces the Partnership’s net interest income and income before allocations to partners.

The Partnership’s capital subject to mandatory redemption as of June 24, 2022, net of reserve for anticipated withdrawals, was $3,481, an increase of $246 from December 31, 2021. This increase was primarily due to the retention of a portion of general partner earnings ($76) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($4, $52 and $272, respectively), partially offset by the net increase in Partnership loans outstanding ($79) and the redemption of limited partner, subordinated limited partner and general partner interests ($8, $18 and $53, respectively). During the three- and six-month periods ended June 24, 2022 and June 25, 2021, the Partnership retained 13.8% of income allocated to general partners.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of June 24, 2022
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,221	$615	$2,045	$3,881
Partnership capital owned by partners with individual loans	$89	$—	$992	$1,081
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	7%	—	49%	28%

Individual loans:
Individual bank loans	$16	$—	$—	$16
Individual Partnership loans	—	—	400	400
Total individual loans	$16	$—	$400	$416
Individual loans as a percent of total Partnership capital	1%	—	20%	11%
Individual loans as a percent of respective Partnership capital owned by partners with loans	18%	—	40%	38%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 24, 2022	December 31, 2021
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of June 24, 2022, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of June 24, 2022 or December 31, 2021. In addition, the Partnership did not have any draws against these lines of credit during the six-month period ended June 24, 2022, except for periodically testing draw procedures.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of June 24, 2022, the Partnership had $1,258 in cash and cash equivalents and $1,087 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $2,345 of Partnership liquidity as of June 24, 2022, a 30% decrease from $3,364 as of December 31, 2021. The Partnership had $20,711 and $20,179 in cash and investments segregated under federal regulations as of June 24, 2022 and December 31, 2021, respectively, which was not available for general use. The Partnership also held $412 and $413 in government and agency obligations as of June 24, 2022 and December 31, 2021, respectively, primarily to help facilitate cash management and maintain firm liquidity. Changes in cash were due to the daily client cash activity in relation to the weekly segregation requirement.

The Partnership continues to evaluate its cash management strategy. Banks have experienced a significant increase in cash deposits due to market and economic uncertainty, which may impact the Partnership's ability to continue to find financial institutions at which to place funds for principal protection while earning a reasonable rate of return on those funds.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealers as of:

	June 24, 2022	December 31, 2021	% Change
U.S.:
Net capital	$1,383	$1,421	-3%
Net capital in excess of the minimum required	$1,307	$1,352	-3%
Net capital as a percentage of aggregate debit items	36.5%	41.3%	-12%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	18.5%	20.7%	-11%

Canada:
Regulatory risk-adjusted capital	$81	$71	14%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$74	$50	48%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.6 billion and $23.3 billion for the six-month period ended June 24, 2022. These margin receivables and investments earned interest at an average annual rate of approximately 393 and 35 basis points (3.93% and 0.35%), respectively, during the first half of 2022. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase or decrease in short-term interest rates could increase or decrease, respectively, its annual net interest income by approximately $145 million. This estimate reflects minimum contractual rates on certain balances.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 24, 2022.

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

Twenty-Second Amended and Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated February 22, 2022, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 25, 2022.

3.3	*

First Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 24, 2022, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 25, 2022.

3.4	*

Second Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 20, 2022, incorporated by reference from Exhibit 3.4 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 25, 2022.

3.5	**	Third Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 24, 2022.
3.6	**	Fourth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 23, 2022.
3.7	**	Fifth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 21, 2022.
31.1	**

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
August 5, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 5, 2022
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2022
Andrew T. Miedler