Form 10-Q
period 2022-09-30
JONES FINANCIAL COMPANIES LLLP
filed 2022-11-14
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, 1,215,111 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	September 30, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$1,850	$1,835
Cash and investments segregated under federal regulations	18,685	20,179
Securities purchased under agreements to resell	767	1,529
Receivables from:
Clients	4,641	4,187
Mutual funds, insurance companies and other	857	850
Brokers, dealers and clearing organizations	374	213
Securities owned, at fair value:
Investment securities	1,103	852
Inventory securities	91	38
Lease right-of-use assets	925	922
Fixed assets, at cost, net of accumulated depreciation and amortization	832	725
Other assets	798	878

TOTAL ASSETS	$30,923	$32,208

LIABILITIES:
Payables to:
Clients	$23,111	$23,763
Brokers, dealers and clearing organizations	135	112
Accrued compensation and employee benefits	2,074	2,401
Accounts payable, accrued expenses and other	901	1,223
Lease liabilities	955	954
	27,176	28,453
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,216	1,225
Subordinated limited partners	619	581
General partners	1,675	1,429
Total	3,510	3,235
Reserve for anticipated withdrawals	237	520
Total partnership capital subject to mandatory redemption	3,747	3,755

TOTAL LIABILITIES	$30,923	$32,208

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Revenue:
Fee revenue
Asset-based	$2,438	$2,535	$7,385	$7,129
Account and activity	175	172	519	513
Total fee revenue	2,613	2,707	7,904	7,642
Trade revenue	355	402	1,136	1,281
Interest and dividends	159	42	279	120
Other (loss) revenue, net	(37)	13	(135)	55
Total revenue	3,090	3,164	9,184	9,098
Interest expense	40	24	87	71
Net revenue	3,050	3,140	9,097	9,027
Operating expenses:
Compensation and benefits	2,153	2,202	6,387	6,389
Communications and data processing	181	132	486	351
Occupancy and equipment	146	138	433	407
Fund sub-adviser fees	63	64	189	179
Professional and consulting fees	45	40	129	105
Other operating expenses	143	164	438	373
Total operating expenses	2,731	2,740	8,062	7,804

Income before allocations to partners	319	400	1,035	1,223

Allocations to partners:
Limited partners	37	52	122	159
Subordinated limited partners	38	47	122	145
General partners	244	301	791	919
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$30.76	$42.13	$99.98	$128.87

Weighted average $1,000 equivalent limited partnership units outstanding	1,217,423	1,229,280	1,222,023	1,232,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$640	$1,754	$3,755
Reserve for anticipated withdrawals	(136)	(59)	(325)	(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$581	$1,429	$3,235
Partnership loans outstanding, December 31, 2021	—	—	321	321
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2021	1,225	581	1,750	3,556
Issuance of partnership interests	4	52	264	320
Redemption of partnership interests	(5)	(17)	(38)	(60)
Income allocated to partners	43	43	275	361
Distributions	(1)	—	(12)	(13)
Total partnership capital, including capital financed with partnership loans, March 25, 2022	1,266	659	2,239	4,164
Issuance of partnership interests	—	—	8	8
Redemption of partnership interests	(3)	(1)	(15)	(19)
Income allocated to partners	42	41	272	355
Distributions	(9)	(71)	(347)	(427)
Total partnership capital, including capital financed with partnership loans, June 24, 2022	1,296	628	2,157	4,081
Issuance of partnership interests	—	6	5	11
Redemption of partnership interests	(5)	(2)	(53)	(60)
Income allocated to partners	37	38	244	319
Distributions	(1)	(41)	(208)	(250)
Total partnership capital, including capital financed with partnership loans, September 30, 2022	1,327	629	2,145	4,101
Partnership loans outstanding, September 30, 2022	—	—	(354)	(354)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 30, 2022	$1,327	$629	$1,791	$3,747
Reserve for anticipated withdrawals	(111)	(10)	(116)	(237)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 30, 2022	$1,216	$619	$1,675	$3,510

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2021

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640	3,416
Issuance of partnership interests	3	60	211	274
Redemption of partnership interests	(5)	(16)	(50)	(71)
Income allocated to partners	49	46	285	380
Distributions	—	—	(3)	(3)
Total partnership capital, including capital financed with partnership loans, March 26, 2021	1,284	629	2,083	3,996
Issuance of partnership interests	2	—	9	11
Redemption of partnership interests	(5)	—	(8)	(13)
Income allocated to partners	58	52	333	443
Distributions	(10)	(82)	(397)	(489)
Total partnership capital, including capital financed with partnership loans, June 25, 2021	1,329	599	2,020	3,948
Issuance of partnership interests	—	1	2	3
Redemption of partnership interests	(4)	(3)	(27)	(34)
Income allocated to partners	52	47	301	400
Distributions	(1)	(47)	(240)	(288)
Total partnership capital, including capital financed with partnership loans, September 24, 2021	1,376	597	2,056	4,029
Partnership loans outstanding, September 24, 2021	—	—	(336)	(336)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 24, 2021	$1,376	$597	$1,720	$3,693
Reserve for anticipated withdrawals	(148)	(16)	(153)	(317)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 24, 2021	$1,228	$581	$1,567	$3,376

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 30, 2022	September 24, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,035	1,223
Depreciation and amortization	361	334

Changes in assets and liabilities:
Investments segregated under federal regulations	1,655	298
Securities purchased under agreements to resell	762	214
Net payable to clients	(1,106)	(537)
Net receivable from brokers, dealers and clearing organizations	(138)	(49)
Receivable from mutual funds, insurance companies and other	(7)	1
Securities owned	(304)	576
Other assets	80	(92)
Lease liabilities	(243)	(239)
Accrued compensation and employee benefits	(327)	155
Accounts payable, accrued expenses and other	(321)	42
Net cash provided by operating activities	1,447	1,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(228)	(130)
Cash used in investing activities	(228)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	70	44
Issuance of partnership interests	63	66
Redemption of partnership interests	(139)	(118)
Distributions from partnership capital	(1,037)	(1,111)
Net cash used in financing activities	(1,043)	(1,119)
Net increase in cash, cash equivalents and restricted cash	176	677

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,706	6,875
End of period	$7,882	$7,552

See Note 11 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2022 and November 30, 2021 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and nine-month periods ended August 31, 2022 and 2021 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and nine-month periods ended September 30, 2022 and September 24, 2021, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eleven sub-advised mutual funds comprising the Bridge Builder® Trust. Passport Research, Ltd. ("Passport"), a wholly-owned subsidiary of Edward Jones, currently provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund"). Effective November 2, 2022, the Money Market Fund's Board of Trustees approved the transition of its investment advisory services from Passport to Olive Street, which has no impact on the Consolidated Financial Statements. The Partnership plans to dissolve Passport following the completion of this transition.

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

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations. The Partnership evaluated subsequent events for recognition or disclosure through November 14, 2022, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure other than as disclosed above, in Note 5 and Note 8.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"). The results of operations for the three- and nine- month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and nine-month periods ended September 30, 2022 and September 24, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $82 and $243 and $79 and $239, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $95 and $251 and $85 and $240, respectively. The weighted-average remaining lease term was four years as of both September 30, 2022 and December 31, 2021, and the weighted-average discount rate was 2.3% and 2.1%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Operating lease cost	$82	$80	$245	$238
Variable lease cost	15	15	47	44
Total lease cost	$97	$95	$292	$282

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

September 30, 2022
2022	$81
2023	296
2024	233
2025	172
2026	114
Thereafter	112
Total lease payments	1,008
Less: Interest	53
Total present value of lease liabilities	$955

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of September 30, 2022 and December 31, 2021, collateral held for receivables from clients was $5,416 and $4,803, respectively, and collateral held for securities purchased under agreements to resell was $777 and $1,526, respectively. Given the nature of the agreements, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, December 31, 2021 and December 31, 2020, $614, $695 and $563, respectively, of the receivable from clients balance and $310, $335 and $285, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of September 30, 2022 and December 31, 2021.

The Partnership derived 11% and 12% of its total revenue for the three- and nine-month periods ended September 30, 2022, respectively, and 13% and 12% of its total revenue for the three- and nine-month periods ended September 24, 2021, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 9 for segment information.

	Three Months Ended September 30, 2022			Three Months Ended September 24, 2021
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,784	$37	$1,821	$1,904	$34	$1,938
Service fees	340	26	366	403	29	432
Other asset-based fees	251	—	251	165	—	165
Total asset-based fee revenue	2,375	63	2,438	2,472	63	2,535
Account and activity fee revenue:
Shareholder accounting services fees	116	—	116	109	—	109
Other account and activity fee revenue	55	4	59	59	4	63
Total account and activity fee revenue	171	4	175	168	4	172
Total fee revenue	2,546	67	2,613	2,640	67	2,707
Trade revenue:
Commissions	291	10	301	381	11	392
Principal transactions	51	3	54	9	1	10
Total trade revenue	342	13	355	390	12	402
Total revenue from customers	2,888	80	2,968	3,030	79	3,109
Net interest and dividends and other revenue	67	15	82	22	9	31
Net revenue	$2,955	$95	$3,050	$3,052	$88	$3,140

	Nine Months Ended September 30, 2022			Nine Months Ended September 24, 2021
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$5,478	$111	$5,589	$5,326	$92	$5,418
Service fees	1,073	83	1,156	1,157	83	1,240
Other asset-based fees	640	—	640	471	—	471
Total asset-based fee revenue	7,191	194	7,385	6,954	175	7,129
Account and activity fee revenue:
Shareholder accounting services fees	340	—	340	325	—	325
Other account and activity fee revenue	168	11	179	177	11	188
Total account and activity fee revenue	508	11	519	502	11	513
Total fee revenue	7,699	205	7,904	7,456	186	7,642
Trade revenue:
Commissions	995	36	1,031	1,212	39	1,251
Principal transactions	100	5	105	28	2	30
Total trade revenue	1,095	41	1,136	1,240	41	1,281
Total revenue from customers	8,794	246	9,040	8,696	227	8,923
Net interest and dividends and other revenue	26	31	57	89	15	104
Net revenue	$8,820	$277	$9,097	$8,785	$242	$9,027

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine- and twelve-month periods ended September 30, 2022 and December 31, 2021, respectively.

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	September 30, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$246	$—	$246
Money market funds	41	—	—	41
Total cash equivalents	$41	$246	$—	$287

Investments segregated under federal regulations:
U.S. treasuries	$12,253	$—	$—	$12,253
Certificates of deposit	—	400	—	400
Total investments segregated under federal regulations	$12,253	$400	$—	$12,653

Securities owned:
Investment securities:
Government and agency obligations	$807	$—	$—	$807
Mutual funds(1)	289	—	—	289
Equities	7	—	—	7
Total investment securities	$1,103	$—	$—	$1,103

Inventory securities:
Equities	$24	$—	$—	$24
Municipal obligations	—	22	—	22
Corporate bonds and notes	—	20	—	20
Certificates of deposit	—	17	—	17
Mutual funds	8	—	—	8
Total inventory securities	$32	$59	$—	$91

Other assets:
Client fractional share ownership assets	$593	$—	$—	$593

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$593	$—	$—	$593

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$266	$—	$266
Money market funds	47	—	—	47
Total cash equivalents	$47	$266	$—	$313

Investments segregated under federal regulations:
U.S. treasuries	$13,908	$—	$—	$13,908
Certificates of deposit	—	400	—	400
Total investments segregated under federal regulations	$13,908	$400	$—	$14,308

Securities owned:
Investment securities:
Government and agency obligations	$413	$—	$—	$413
Mutual funds(1)	366	—	—	366
Equities	3	—	—	3
Certificates of deposit	—	70	—	70
Total investment securities	$782	$70	$—	$852

Inventory securities:
Equities	$18	$—	$—	$18
Municipal obligations	—	9	—	9
Certificates of deposit	—	6	—	6
Corporate bonds and notes	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$20	$18	$—	$38

Other assets:
Client fractional share ownership assets	$710	$—	$—	$710

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$710	$—	$—	$710

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 - LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 30, 2022	December 31, 2021
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, which was replaced by a new line of credit in October 2022 (discussed below). Under the 2018 Credit Facility, the Partnership was required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884. In addition, Edward Jones was required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership had the ability to draw on various types of loans. The associated interest rate depended on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates were based on an index rate plus the applicable spread. The 2018 Credit Facility was intended to provide short-term liquidity to the Partnership should the need have arisen. As of September 30, 2022, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of September 30, 2022 and December 31, 2021. In addition, the Partnership did not have any draws against these lines of credit during the nine-month period ended September 30, 2022, except for periodically testing draw procedures.

In October 2022, the Partnership entered into a new $500 committed revolving line of credit (the "2022 Credit Facility"), which replaced the 2018 Credit Facility and has an October 2027 expiration date. In accordance with the terms of the 2022 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,594, which may be reduced up to 10% if Edward Jones makes a one-time distribution to JFC within 90 days from the effective date of the agreement, and a minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of September 30, 2022 and December 31, 2021, the outstanding amount of Partnership loans was $354 and $321, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $5 and $12 for the three- and nine-month periods ended September 30, 2022, respectively, and $3 and $10 for the three- and nine-month periods ended September 24, 2021, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for the:

	Nine Months Ended
	September 30, 2022	September 24, 2021
Partnership loans outstanding at beginning of period	$321	$341
Partnership loans issued during the period	276	222
Repayment of Partnership loans during the period	(243)	(227)
Total Partnership loans outstanding	$354	$336

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 and $69 for both the three- and nine-month periods ended September 30, 2022 and September 24, 2021, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 12, 2018, to register $450 units of limited partnership interest ("Interests") issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $5 and $4 of Interests under the 2018 Plan in the year ended December 31, 2021 and the first nine months of 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). The Partnership's initial offering under the 2021 Plan is expected to close in January 2023. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealers as of:

	September 30, 2022	December 31, 2021
U.S.:
Net capital	$1,400	$1,421
Net capital in excess of the minimum required	$1,321	$1,352
Net capital as a percentage of aggregate debit items	35.4%	41.3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	19.2%	20.7%

Canada:
Regulatory risk-adjusted capital	$92	$71
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$91	$50

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. The district court denied the motion to dismiss in an order filed on October 26, 2022. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a current financial advisor as a putative collective action alleging gender discrimination under the FLSA, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of September 30, 2022, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $8 as of September 30, 2022. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at September 30, 2022 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net revenue:
U.S.	$2,955	$3,052	$8,820	$8,785
Canada	95	88	277	242
Total net revenue	$3,050	$3,140	$9,097	$9,027

Pre-variable income:
U.S.	$709	$884	$2,283	$2,640
Canada	24	22	60	43
Total pre-variable income	$733	$906	$2,343	$2,683

Variable compensation:
U.S.	$405	$496	$1,275	$1,429
Canada	9	10	33	31
Total variable compensation	$414	$506	$1,308	$1,460

Income before allocations to partners:
U.S.	$304	$388	$1,008	$1,211
Canada	15	12	27	12
Total income before allocations to partners	$319	$400	$1,035	$1,223

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
September 30, 2022	$767	—	767	—	(767)	$—
December 31, 2021	$1,529	—	1,529	—	(1,526)	$3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 11 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Nine Months Ended
	September 30, 2022	September 24, 2021
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$276	$222
Repayment of partnership loans through distributions from partnership capital in current period	$173	$183

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 30, 2022	September 24, 2021
Cash and cash equivalents	$1,850	$1,731
Cash and investments segregated under federal regulations	18,685	17,691
Less: Investments segregated under federal regulations	12,653	11,870
Total cash, cash equivalents and restricted cash	$7,882	$7,552

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics for the three- and nine-month periods ended September 30, 2022 and September 24, 2021. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept. 30, 2022	Sept. 24, 2021	% Change	Sept. 30, 2022	Sept. 24, 2021	% Change
Revenue:
Fee revenue	$2,613	$2,707	-3%	$7,904	$7,642	3%
% of net revenue	86%	86%	—	87%	85%	2%
Trade revenue	355	402	-12%	1,136	1,281	-11%
% of net revenue	12%	13%	-8%	12%	14%	-14%
Interest and dividends	159	42	279%	279	120	133%
Other (loss) revenue, net	(37)	13	-385%	(135)	55	-345%
Total revenue	3,090	3,164	-2%	9,184	9,098	1%
Interest expense	40	24	67%	87	71	23%
Net revenue	3,050	3,140	-3%	9,097	9,027	1%
Operating expenses	2,731	2,740	—	8,062	7,804	3%
Income before allocations to partners	$319	$400	-20%	$1,035	$1,223	-15%

Related metrics:
Income before allocations to partners margin(1)	10.3%	12.6%	-18%	11.3%	13.4%	-16%
Client assets under care ($ billions):
Total:
At period end	$1,510	$1,757	-14%	$1,510	$1,757	-14%
Average	$1,598	$1,743	-8%	$1,674	$1,662	1%
Advisory programs:
At period end	$577	$673	-14%	$577	$673	-14%
Average	$616	$662	-7%	$646	$621	4%
Client dollars invested ($ billions)(2):
Trade	$49	$24	104%	$109	$79	38%
Advisory programs	$7	$19	-63%	$32	$57	-44%
Client households at period end	6.1	5.9	3%	6.1	5.9	3%
Net new households for the period (actual)(3)	56,830	64,095	-11%	159,784	209,523	-24%
Net new assets for the period ($ billions)(4):	$27	$22	23%	$66	$65	2%
Financial advisors (actual):
At period end	18,750	18,829	—	18,750	18,829	—
Average	18,758	18,849	—	18,771	18,960	-1%
Attrition %(5)	6.4%	6.0%	7%	6.0%	7.0%	-14%
Dow Jones Industrial Average (actual):
At period end	28,726	34,798	-17%	28,726	34,798	-17%
Average for period	31,728	34,917	-9%	33,051	33,525	-1%
S&P 500 Index (actual):
At period end	3,586	4,455	-20%	3,586	4,455	-20%
Average for period	3,971	4,417	-10%	4,184	4,155	1%
Bloomberg Aggregate Bond Index (actual):
At period end	96	115	-17%	96	115	-17%
Average for period	101	116	-13%	105	115	-9%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2022 versus Third Quarter 2021 Overview

Even with continued market volatility and the changing interest rate environment, the Partnership ended the third quarter of 2022 with a 23% increase in net new assets compared to the same period in 2021, reflecting growth in asset inflows and higher average asset sizes for new households, although net new households decreased 11% primarily due to fewer households added. In addition, the Partnership continues to make intentional investments in human capital, technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs to support its long-term growth objectives.

The Partnership ended the third quarter of 2022 with $1.5 trillion in client assets under care ("AUC"), a 14% decrease compared to the end of the third quarter of 2021, reflecting declines in market levels. Average client AUC decreased 8% and advisory programs' average AUC decreased 7% in the third quarter of 2022 due to lower average market levels, partially offset by the cumulative impact of net new assets and client dollars invested in advisory programs, respectively.

In the third quarter of 2022, the Partnership continued to focus on its strategy to grow and promote branch team success. The number of financial advisors decreased by 79 due to a lower number of hires as a result of the Partnership's continued strategy to focus on intentionally building the financial advisor pipeline and a modest increase in financial advisor attrition. This approach to hiring may continue to result in fewer financial advisors hired than historical levels. The Partnership has begun offering options for greater flexibility and choice to its financial advisors, which may have a positive impact on financial advisor retention. These options include co-locating their branches with one or more financial advisors in shared office space while maintaining their own individual client relationships, an expanded variety of branch support roles, and a pilot of multi-financial advisor team models.

Net revenue decreased 3% to $3,050 due to decreases in fee revenue, other revenue and trade revenue. Fee revenue decreased due to lower average market levels in the third quarter of 2022. The decrease in other revenue was due to a decline in market levels over the third quarter of 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Those unrealized losses were offset by the corresponding decreased liability recognized in financial advisor compensation expense. Other revenue also decreased due to unrealized losses on U.S. Treasury securities held, resulting from rising interest rates. Trade revenue decreased due to a decrease in overall margin earned and a decrease in client dollars invested in mutual funds. The decrease in net revenue was partially offset by increases in interest and dividends revenue and cash solutions revenue within other asset-based fees, reflecting rising interest rates.

Operating expenses slightly decreased to $2,731, primarily due to decreases in variable compensation and financial advisor compensation. Variable compensation decreased due to lower firm profitability. Financial advisor compensation decreased primarily due to lower revenues on which commissions are earned. The decrease in operating expenses was partially offset by increases in home office and branch compensation and communications and data processing expenses. The Partnership's intentional investments to support its long-term growth objectives, referenced above, have increased home office and branch compensation expenses and communications and data processing expenses.

Overall, the decrease in net revenue led to income before allocations to partners decreasing 20% to $319. Income before allocations to partners margin was 10.3%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended September 30, 2022 versus Nine Months Ended September 24, 2021 Overview

Average client AUC increased 1% and advisory programs' average AUC increased 4% during the first nine months of 2022 compared to the same period in 2021 due to the cumulative impact of net new assets, partially offset by lower average bond market levels.

Net new assets increased 2% due to higher asset inflows. Net new households decreased 24% primarily due to fewer households added.

Net revenue increased 1% to $9,097 due to increases in fee revenue and interest and dividends revenue. Advisory fee revenue increased due to the cumulative impact of net asset inflows in advisory programs, partially offset by lower average bond market levels. Cash solutions revenue and interest and dividends revenue increased, reflecting rising interest rates in the first nine months of 2022. The net revenue increase was partially offset by decreases in other revenue and trade revenue. The decrease in other revenue was due to a decline in market levels over the first nine months of 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Those unrealized losses were offset by the corresponding decreased liability recognized in financial advisor compensation expense. Other revenue also decreased due to unrealized losses on U.S. Treasury securities held, resulting from rising interest rates. Trade revenue decreased due to a decrease in overall margin earned and a decrease in client dollars invested in mutual funds.

Operating expenses increased 3% to $8,062 primarily due to increases in home office and branch compensation, communications and data processing and other operating expenses. The Partnership's intentional investments to support its long-term growth objectives, referenced above, have increased home office and branch compensation expenses and communications and data processing expenses. The increase in other operating expenses was primarily due to increases in costs from resuming in-person meetings and events. The increase in operating expenses was partially offset by a decrease in variable compensation due to lower firm profitability and decreased financial advisor compensation expense related to the non-qualified deferred compensation plan discussed above.

Overall, the increase in operating expenses, partially offset by the increase in net revenues, generated income before allocations to partners of $1,035, a 15% decrease from the first nine months of 2021. Income before allocations to partners margin was 11.3%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 24, 2021

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, decreased 3% to $2,613 and increased 3% to $7,904 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept. 30, 2022	Sept. 24, 2021	% Change	Sept. 30, 2022	Sept. 24, 2021	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,821	$1,938	-6%	$5,589	$5,418	3%
Service fees	366	432	-15%	1,156	1,240	-7%
Other asset-based fees	251	165	52%	640	471	36%
Total asset-based fee revenue	2,438	2,535	-4%	7,385	7,129	4%
Account and activity fee revenue:
Shareholder accounting services fees	116	109	6%	340	325	5%
Other account and activity fee revenue	59	63	-6%	179	188	-5%
Total account and activity fee revenue	175	172	2%	519	513	1%
Total fee revenue	$2,613	$2,707	-3%	$7,904	$7,642	3%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$603.4	$650.6	-7%	$633.2	$609.8	4%
Mutual fund assets held outside of advisory programs	$506.8	$592.2	-14%	$542.5	$567.4	-4%
Insurance	$76.8	$90.9	-16%	$81.8	$88.6	-8%
Cash solutions	$50.8	$49.2	3%	$52.7	$48.8	8%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 97% and 98% for the periods presented in 2022 and 2021, respectively.

Overall asset-based fee revenue decreased 4% to $2,438 in the third quarter of 2022 compared to the same period in 2021, which was due to decreases in revenue from advisory program fees and service fees partially offset by an increase in revenue from other asset-based fees. Advisory programs revenue decreased due to the decrease in the average value of advisory program assets resulting from lower average market levels, partially offset by the cumulative impact of client dollars invested. Service fees revenue decreased due to the decrease in the average value of mutual fund assets held outside of advisory programs resulting from lower average market levels. Other asset-based fee revenue increased primarily due to the increase in client assets invested in cash solutions and lower fee waivers to maintain a positive client yield on the Money Market Fund, reflecting rising interest rates.

Overall asset-based fee revenue increased 4% to $7,385 in the first nine months of 2022 compared to the same period in 2021, primarily due to increases in revenue from advisory programs fees and other asset-based fees, partially offset by a decrease in service fees revenue. Growth in revenue from advisory programs was due to the cumulative impact of client dollars invested in advisory programs, partially offset by lower average bond market levels. Other asset-based fee revenue increased primarily due to the increase in client assets invested in cash solutions and lower fee waivers to maintain a positive client yield on the Money Market Fund, reflecting rising interest rates. Service fees revenue decreased due to the decreases in the second and third quarters of 2022 resulting from lower average market levels in those periods.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 12% to $355 and 11% to $1,136 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. A discussion of trade revenue components follows.

	Three Months Ended					Nine Months Ended
	Sept. 30, 2022		Sept. 24, 2021		% Change	Sept. 30, 2022		Sept. 24, 2021		% Change
Trade revenue:
Commissions revenue:
Equities	$127		$131		-3%	$449		$447		—
Mutual funds	108		186		-42%	387		593		-35%
Insurance products and other	66		75		-12%	195		211		-8%
Total commissions revenue	$301		$392		-23%	$1,031		$1,251		-18%
Principal transactions	54		10		440%	105		30		250%
Total trade revenue	$355		$402		-12%	$1,136		$1,281		-11%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$8.6	18%	$9.0	37%	-4%	$31.1	29%	$31.0	39%	—
Mutual funds	6.4	13%	11.7	48%	-45%	23.1	21%	36.3	46%	-36%
Insurance products and other	2.0	4%	1.6	7%	25%	5.6	5%	5.0	7%	12%
Principal transactions	32.0	65%	2.0	8%	1500%	49.6	45%	6.5	8%	663%
Total client dollars invested	$49.0		$24.3		102%	$109.4		$78.8		39%

Margin per $1,000 invested	$7.3		$16.6		-56%	$10.4		$16.3		-36%
U.S. business days	68		63		8%	188		184		2%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The decrease in trade revenue in the third quarter and first nine months of 2022 compared to the same periods in 2021 was due to a decrease in mutual funds commissions revenue and the overall margin earned, which was partially offset by an increase in principal transactions revenue. Mutual funds commissions revenue decreased due to the decrease in client dollars invested in mutual fund products. Overall margin decreased due to a change in product mix with a higher portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn lower margins than other products. The shift in product mix and increase in principal transactions revenue was due to a significant increase in client dollars invested in fixed income products during the higher interest rate environment in the third quarter and the first nine months of 2022 compared to the same periods in 2021.

Net Interest and Dividends

Net interest and dividends revenue increased $101 to $119 and $143 to $192 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, primarily due to increases in short-term investment interest income and interest income earned on client margin loans. The average balances of short-term investments increased 8% and 9% and client margin loans increased 19% and 20% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. Additionally, short-term investment income increased due to a rise in interest rates in the third quarter and first nine months of 2022 compared to the same periods in 2021. The increases in interest and dividends revenue were partially offset by increases in customer credit interest expense in the third quarter and first nine months of 2022 compared to the same periods in 2021, reflecting rising interest rates.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses slightly decreased to $2,731 and increased 3% to $8,062 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021 primarily due to increases in home office and branch compensation and communications and data processing, partially offset by decreases in financial advisor and variable compensation. A discussion of operating expense components follows.

	Three Months Ended			Nine Months Ended
	Sept. 30, 2022	Sept. 24, 2021	% Change	Sept. 30, 2022	Sept. 24, 2021	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,186	$1,255	-5%	$3,594	$3,661	-2%
Home office and branch	553	441	25%	1,485	1,268	17%
Variable compensation	414	506	-18%	1,308	1,460	-10%
Total compensation and benefits	2,153	2,202	-2%	6,387	6,389	—

Communications and data processing	181	132	37%	486	351	38%
Occupancy and equipment	146	138	6%	433	407	6%
Fund sub-adviser fees	63	64	-2%	189	179	6%
Professional and consulting fees	45	40	13%	129	105	23%
Other operating expenses	143	164	-13%	438	373	17%
Total operating expenses	$2,731	$2,740	—	$8,062	$7,804	3%

Related metrics (actual):
Number of branches:
At period end	15,687	15,456	1%	15,687	15,456	1%
Average	15,669	15,417	2%	15,609	15,387	1%
Financial advisors:
At period end	18,750	18,829	—	18,750	18,829	—
Average	18,758	18,849	—	18,771	18,960	-1%
Branch office administrators(1):
At period end	17,832	17,302	3%	17,832	17,302	3%
Average	17,859	17,320	3%	17,737	17,137	4%
Home office associates(1):
At period end	8,444	7,345	15%	8,444	7,345	15%
Average	8,179	7,243	13%	7,936	7,128	11%

(1)
Counted on a full-time equivalent basis.

Financial advisor compensation and benefits expense decreased 5% to $1,186 and 2% to 3,594 in the third quarter and first nine months of 2022, respectively. The decrease in the third quarter of 2022 was primarily due to the decrease in revenues on which commissions are earned and decreased future liabilities as a result of corresponding unrealized losses related to the economic hedge for the non-qualified deferred compensation plan, partially offset by increases in travel incentive program costs. The decrease in financial advisor compensation in the first nine months of 2022 was primarily due to the lower future liabilities in relation to the non-qualified deferred compensation plan referenced above and lower new financial advisor salary and other compensation expense from fewer financial advisors hired as a result of the Partnership's intentional strategy to build the financial advisor pipeline, which were partially offset by increases in travel incentive program costs.

Home office and branch compensation and benefits expense increased 25% to $553 and 17% to $1,485 in the third quarter and first nine months of 2022, respectively, due to an increase in the number of associates to support the Partnership's long-term growth objectives and higher wages and healthcare costs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The decrease in variable compensation of 18% to $414 and 10% to $1,308 in the third quarter and first nine months of 2022, respectively, was due to a decrease in the Partnership's overall profitability.

Communications and data processing expenses increased 37% to $181 and 38% to $486 in the third quarter and first nine months of 2022, respectively, due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs.

Other operating expenses decreased 13% to $143 and increased 17% to $438 in the third quarter and first nine months of 2022, respectively. The decrease in the third quarter of 2022 was primarily due to a decrease in legal, as well as lower philanthropy costs resulting from a shift in the timing of spend, partially offset by increases in costs associated with resuming in-person meetings and events. The increase in the first nine months of 2022 was primarily due to increases in costs associated with resuming in-person meetings and events, advertising and other various items, partially offset by the decreases in the third quarter of 2022 described above.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept. 30, 2022	Sept. 24, 2021	% Change	Sept. 30, 2022	Sept. 24, 2021	% Change
Net revenue:
U.S.	$2,955	$3,052	-3%	$8,820	$8,785	—
Canada	95	88	8%	277	242	14%
Total net revenue	3,050	3,140	-3%	9,097	9,027	1%

Operating expenses (excluding variable compensation):
U.S.	2,246	2,168	4%	6,537	6,145	6%
Canada	71	66	8%	217	199	9%
Total operating expenses	2,317	2,234	4%	6,754	6,344	6%

Pre-variable income:
U.S.	709	884	-20%	2,283	2,640	-14%
Canada	24	22	9%	60	43	40%
Total pre-variable income	733	906	-19%	2,343	2,683	-13%

Variable compensation:
U.S.	405	496	-18%	1,275	1,429	-11%
Canada	9	10	-10%	33	31	6%
Total variable compensation	414	506	-18%	1,308	1,460	-10%

Income before allocations to partners:
U.S.	304	388	-22%	1,008	1,211	-17%
Canada	15	12	25%	27	12	125%
Total income before allocations to partners	$319	$400	-20%	$1,035	$1,223	-15%

Client assets under care ($ billions):
U.S.
At period end	$1,476.9	$1,720.1	-14%	$1,476.9	$1,720.1	-14%
Average	$1,562.5	$1,705.5	-8%	$1,636.6	$1,627.2	1%
Canada
At period end	$32.8	$36.8	-11%	$32.8	$36.8	-11%
Average	$35.2	$37.0	-5%	$37.1	$35.1	6%

Net new assets for the period ($ billions):
U.S.	$26.1	$21.5	21%	$63.4	$62.5	1%
Canada	$0.7	$0.9	-22%	$2.2	$2.4	-8%

Financial advisors (actual):
U.S.
At period end	17,909	17,970	—	17,909	17,970	—
Average	17,914	17,980	—	17,923	18,077	-1%
Canada
At period end	841	859	-2%	841	859	-2%
Average	844	869	-3%	848	883	-4%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue decreased 3% to $2,955 in the third quarter of 2022 compared to the third quarter of 2021, due to decreases in fee revenue, other revenue and trade revenue. Fee revenue decreased due to lower average market levels in the third quarter of 2022 compared to the third quarter of 2021. The decrease in other revenue was due to a decline in market levels over the third quarter of 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Other revenue also decreased due to unrealized losses on U.S. Treasury securities held, resulting from rising interest rates. Trade revenue decreased due to a decrease in overall margin earned and a decrease in client dollars invested in mutual funds. The decrease in net revenue was partially offset by increases in cash solutions revenue and interest and dividends revenue, reflecting rising interest rates in the third quarter of 2022.

Net revenue slightly increased to $8,820 in the first nine months of 2022 compared to the same period in 2021 primarily due to increases in fee revenue and net interest and dividends revenue, partially offset by decreases in other revenue and trade revenue. Asset-based fee revenue increased 3% to $7,191 primarily due to increases in revenue in advisory program fees and cash solutions revenue. Advisory fee revenue increased due to the cumulative impact of net asset inflows in advisory programs, partially offset by lower average bond market levels. Cash solutions revenue and interest and dividends revenue also increased, reflecting rising interest rates in the first nine months of 2022. The decrease in other revenue was due to a decline in market levels over the first nine months of 2022, resulting in unrealized losses from the decrease in the value of the economic hedge for future liabilities and U.S. Treasury securities held, as discussed above. Trade revenue decreased due to a decrease in overall margin earned from a change in product mix and a decrease in client dollars invested in mutual funds.

Operating expenses (excluding variable compensation) increased 4% to $2,246 and 6% to $6,537 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, primarily due to increases in home office and branch compensation and communications and data processing. Home office and branch compensation increased due to an increase in the number of associates to support the Partnership's long-term growth objectives and higher wages and healthcare costs. The increase in communications and data processing was due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs. The increases in operating expenses (excluding variable compensation) in both the third quarter and first nine months of 2022 were partially offset by a decrease in financial advisor compensation expense. Financial advisor compensation expense decreased in the third quarter of 2022 due to decreased revenues on which commissions are earned and decreased future liabilities in relation to the non-qualified deferred compensation plan referenced above. The decrease in financial advisor compensation expense in the first nine months of 2022 was primarily due to decreased future liabilities in relation to the non-qualified deferred compensation plan referenced above.

Net income before allocations to partners decreased 22% to $304 and 17% to $1,008 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.

Canada

Net revenue increased 8% to $95 in the third quarter of 2022 compared to the same period in 2021, primarily due to an increase in interest and dividends revenue reflecting rising interest rates.

Net revenue increased 14% to $277 in the first nine months of 2022 compared to the same period in 2021, due to increases in revenue from asset-based fees, other revenue and interest and dividends revenue. Asset-based fee revenue increased 11% to $194, from an increase in revenue from advisory programs fees primarily due to the cumulative impact of client assets invested in advisory programs. Other revenue and interest and dividends revenue increased due to favorable exchange rates and rising interest rates, respectively.

Operating expenses (excluding variable compensation) increased 8% to $71 and 9% to $217 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, primarily due to increases in other operating expenses in the third quarter and first nine months of 2022 and an increase in financial advisor compensation in the first nine months of 2022. Other operating expenses increased primarily due to increases in management fees, taxes and advertising. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net income before allocations to partners increased $3 to $15 and $15 to $27 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 25% and 26% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three- and nine-month periods ended September 30, 2022 and approximately 29% for both the three- and nine-month periods ended September 24, 2021. In addition, the Partnership derived 11% and 12% of its total revenue for the three- and nine-month periods ended September 30, 2022, respectively, and 13% and 12% of its total revenue for the three- and nine-month periods ended September 24, 2021, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). The Partnership issued approximately $5 and $4 of Interests under the 2018 Plan in the year ended December 31, 2021 and the first nine months of 2022, respectively. The Partnership plans to terminate the 2018 Plan in 2022 and deregister all remaining unsold Interests under the 2018 Plan. Before the 2018 Plan is terminated, the Partnership may issue the remaining $60 of Interests under that plan at the discretion of the Managing Partner. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register an additional $700 of Interests issuable pursuant to the 2021 Plan. The Partnership's initial offering under the 2021 Plan is expected to close in January 2023. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The issuance of Interests reduces the Partnership’s net interest income and income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership’s capital subject to mandatory redemption as of September 30, 2022, net of reserve for anticipated withdrawals, was $3,510, an increase of $275 from December 31, 2021. This increase was primarily due to the retention of a portion of general partner earnings ($108) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($4, $58 and $277, respectively), partially offset by the net increase in Partnership loans outstanding ($33) and the redemption of limited partner, subordinated limited partner and general partner interests ($13, $20 and $106, respectively). During the three- and nine-month periods ended September 30, 2022 and September 24, 2021, the Partnership retained 13.8% of income allocated to general partners.

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

	As of September 30, 2022
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,216	$619	$2,029	$3,864
Partnership capital owned by partners with individual loans	$83	$—	$937	$1,020
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	7%	—	46%	26%

Individual loans:
Individual bank loans	$15	$—	$—	$15
Individual Partnership loans	—	—	354	354
Total individual loans	$15	$—	$354	$369
Individual loans as a percent of total Partnership capital	1%	—	17%	10%
Individual loans as a percent of respective Partnership capital owned by partners with loans	18%	—	38%	36%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 30, 2022	December 31, 2021
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, which was replaced by a new line of credit in October 2022 (discussed below). Under the 2018 Credit Facility, the Partnership was required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884. In addition, Edward Jones was required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership had the ability to draw on various types of loans. The associated interest rate depended on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates were based on an index rate plus the applicable spread. As of September 30, 2022, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of September 30, 2022 or December 31, 2021. In addition, the Partnership did not have any draws against these lines of credit during the nine-month period ended September 30, 2022, except for periodically testing draw procedures.

In October 2022, the Partnership entered into a new $500 committed revolving line of credit (the "2022 Credit Facility"), which replaced the 2018 Credit Facility and has an October 2027 expiration date. In accordance with the terms of the 2022 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,594, which may be reduced up to 10% if Edward Jones makes a one-time distribution to JFC within 90 days from the effective date of the agreement, and a minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.

Cash Activity

As of September 30, 2022, the Partnership had $1,850 in cash and cash equivalents and $767 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $2,617 of Partnership liquidity as of September 30, 2022, a 22% decrease from $3,364 as of December 31, 2021. The Partnership had $18,685 and $20,179 in cash and investments segregated under federal regulations as of September 30, 2022 and December 31, 2021, respectively, which was not available for general use. The Partnership also held $807 and $413 in government and agency obligations as of September 30, 2022 and December 31, 2021, respectively, primarily to help facilitate cash management and maintain firm liquidity. Changes in cash were due to the daily client cash activity in relation to the weekly segregation requirement.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealers as of:

	September 30, 2022	December 31, 2021	% Change
U.S.:
Net capital	$1,400	$1,421	-1%
Net capital in excess of the minimum required	$1,321	$1,352	-2%
Net capital as a percentage of aggregate debit items	35.4%	41.3%	-14%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	19.2%	20.7%	-7%

Canada:
Regulatory risk-adjusted capital	$92	$71	30%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$91	$50	82%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, firm-owned securities, and receivables, less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recovered through increased prices of services offered by the Partnership.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts; (2) changes in interest rates; (3) the COVID-19 pandemic and the global governmental response, vaccination and related impact on society, the global economy and volatility in financial markets; (4) regulatory actions; (5) changes in legislation or regulation; (6) actions of competitors; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; (11) our ability to attract and retain qualified financial advisors and other employees; and (12) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report, as supplemented by Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.7 billion and $23.1 billion for the nine-month period ended September 30, 2022. These margin receivables and investments earned interest at an average annual rate of approximately 442 and 76 basis points (4.42% and 0.76%), respectively, during the first nine months of 2022. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $128 million. This estimate reflects minimum contractual rates on certain balances. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $159 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2022.

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

INTENT TO PURSUE CASH AND LENDING SOLUTIONS — The Partnership is subject to the risk that potential new strategies, products, structures and relationships to make cash and lending solutions available to the Partnership's clients may not be successful; and if successful, the Partnership could be subject to additional risks related to capital and other costs, additional regulatory oversight, potential legislative changes and uncertainty of the resulting benefits for the Partnership, its partners, or its clients.

On October 6, 2022, the Partnership withdrew the applications it submitted on July 1, 2020 to the FDIC and Utah Department of Financial Institutions (UDFI) in connection with a proposed Utah-chartered industrial bank (Edward Jones Bank), as disclosed in the Partnership's Current Report on Form 8-K filed with the SEC on October 7, 2022. The Partnership is actively pursuing additional strategies, products, structures and relationships (collectively, "initiatives") to meet clients' saving, spending and borrowing needs and help clients achieve financially what is most important to them, including beginning to offer securities-based loans to clients in certain U.S. states, and applying for applicable state lending licenses, where required. The Partnership cannot reliably predict the timing or outcome of the initiatives and related state licenses, and whether and to what extent the initiatives would yield benefits for the Partnership, its partners, and its clients. The Partnership's exploration of these initiatives may result in the Partnership incurring substantial costs and committing a significant amount of capital to support their development and initial operations. Factors that could affect the profitability and success of the Partnership's initiatives include, but are not limited to, unanticipated additional costs, the need for additional capital support, operational challenges, uncertain client demand, legislative changes and regulatory changes and oversight, any or all of which may adversely impact the Partnership's results of operations, financial condition and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are described in the Partnership Agreement, during the third quarter ended September 30, 2022. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or solicitation. The SLP Interests were issued to retiring general partners of the Partnership in July 2022 for an aggregate price of $6.0 million.

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

3.5	*

Third Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 24, 2022, incorporated by reference from Exhibit 3.5 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 24, 2022.

3.6	*

Fourth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 23, 2022, incorporated by reference from Exhibit 3.6 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 24, 2022.

3.7	*

Fifth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 21, 2022, incorporated by reference from Exhibit 3.7 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 24, 2022.

3.8	**	Sixth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 15, 2022.
3.9	**	Seventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 16, 2022.
10.1	**

$500,000,000 Credit Agreement dated as of October 18, 2022, among The Jones Financial Companies, L.L.L.P. and Edward D. Jones & Co., L.P. as borrowers and lenders Fifth Third Bank and Wells Fargo Bank, National Association.

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

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

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
November 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 14, 2022
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2022
Andrew T. Miedler