Form 10-K
period 2022-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2023-03-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of February 24, 2023 (most recent month end), 1,776,754 units of limited partnership interest (“Interests”) were outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

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

As of December 31, 2022, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada. Edward Jones is a registered broker-dealer and investment adviser in the U.S., and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada") is a registered broker-dealer in Canada. JFC is the ultimate parent company of Edward Jones and is a holding company. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.

Edward Jones celebrated its Centennial year in 2022, serving more than 8 million clients in the U.S. and Canada. The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues and together, better its communities and society. The Firm strives to help serious, long-term investors achieve their financial goals by understanding their needs and implementing tailored solutions.

To support long-term growth objectives and deliver enhanced value and impact for millions of current and potential clients, as well as the Partnership's colleagues and communities, Edward Jones has and is continuing to make significant investments in financial advisors and other human capital, technology infrastructure, digital initiatives, virtual enablement tools, strategic relationships and test and learn pilot programs. With these initiatives, the Partnership aspires to provide more comprehensive goals-based advice to clients to plan for their futures by understanding what is most important to them and why, and connecting advice to those goals.

The Partnership is focused on:

•
growing the number of financial advisors and preparing branch teams to deliver enhanced experiences for clients, including investing in colleague training and acumen building;
•
delivering more value to clients and branch teams with enhanced tools and modernized technology; and
•
supporting clients to help them stay focused and on track toward their goals during turbulent markets

For financial information related to segments for the years ended December 31, 2022, 2021, and 2020, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

PART I

Item 1. Business, continued

Organizational Structure.

As of December 31, 2022, the Partnership was organized as follows:

The Jones Financial Companies, L.L.L.P.
(Missouri)
Individual General, Subordinated & Limited Partners
100% Interest
JFC Holding Company, Inc.
(Missouri)
100% Interest
LHC, Inc.
(Missouri)
100% Interest
EDJ Insurance Company, Inc.
(Missouri)
100% Interest
EDJ Holding Company, Inc.
(Missouri)
99% Limited Partner
1% General Partner
EDJ Leasing Co., L.P.
(Missouri)
1% General Partner
99% Limited Partner
100% Interest
Edward Jones Trust Company
(a Federally Chartered Savings Association)
100% Interest
Olive Street Investment Advisers, LLC
(Missouri)
100% Interest
JFCA, LLC
(Missouri)
100% Interest
JFCL, LLC
(Missouri)
100% Interest
Edward Jones SBL, LLC
(Missouri)
Edward D. Jones & Co., L.P.
(Missouri)
The Registered Broker/Dealer
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

Branch Office Network. The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices. The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch team support members ("BTSMs") located in the communities where clients live and work. Financial advisors and BTSMs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office. The Partnership operated 15,769 branch offices as of December 31, 2022, primarily staffed by a single financial advisor and a BTSM: 15,104 branch offices in the U.S. and 665 branch offices in Canada. The Partnership has continued executing its strategy to grow and promote branch team success and has begun offering options for greater flexibility, autonomy and choice to its financial advisors including co-locating branches with one or more financial advisors in shared office space while maintaining individual client relationships, an expanded variety of branch support roles, and a pilot of multi-financial advisor team models. This is part of a larger focus on strengthening the Partnership's colleague experience and capabilities while growing and retaining talent needed to deliver on the work of the Partnership.

PART I

Item 1. Business, continued

Governance. Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore certain governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it. Under the terms of the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business. Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners of JFC and the power to adjust the proportion of their respective interests in JFC. As of December 31, 2022, JFC was composed of 23,087 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of December 31, 2022, 517 were general partners and 22,938 were limited partners, 3,026 of whom are also service partners, and 606 were subordinated limited partners. Each service partner must also be a financial advisor and a general partner or a limited partner. Service partners are not employees of the Partnership and do not hold capital interests in addition to their general, limited or subordinated limited partnership interests. As of February 24, 2023, JFC was composed of 34,233 individual partners, of which 602 were general partners and 34,075 were limited partners, 5,060 of whom were also service partners, and 668 were subordinated limited partners. The partner counts include all new partners admitted to each partnership class after year end, including new limited partners from the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

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

($ millions)	2022		2021		2020
Fee revenue
Asset-based fees	$9,808	79%	$9,737	79%	$7,515	74%
Account and activity fees	692	6%	687	5%	660	6%
Total fee revenue	10,500	85%	10,424	84%	8,175	80%
Trade revenue	1,484	12%	1,719	14%	1,719	17%
Interest and dividends	514	4%	167	1%	207	2%
Other (loss) revenue, net	(87)	-1%	63	1%	64	1%
Total revenue	$12,411	100%	$12,373	100%	$10,165	100%

Asset-based Fees

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs fees, service fees, and other asset-based fees.

Advisory Program Fees. The Partnership earns program fees from investment advisory services offered in the U.S. through the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and in Canada through the Edward Jones Portfolio Program® (“Portfolio Program”) and the Edward Jones Guided Portfolios® program (“Guided Portfolios”). Advisory Solutions and Guided Solutions are both investment advisory programs created under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Portfolio Program and Guided Portfolios are not subject to the Advisers Act as services from these programs are only offered in Canada. Program fees are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and client dollars invested in and divested from the accounts.

PART I

Item 1. Business, continued

Through Advisory Solutions, financial advisors provide investment advisory services to clients for an annual fee based upon the average daily market value of their assets in the program. Clients can choose to invest in Advisory Solutions Fund Models, which invest in affiliated mutual funds, unaffiliated mutual funds, and exchange-traded funds ("ETFs") or Advisory Solutions Unified Managed Account Models, which also includes separately managed allocations. When investing in Advisory Solutions, the client may elect either a research or a custom model. If the client elects a research model, the Partnership assumes full investment discretion on the account and the client assets will be invested in one of numerous different research models developed and managed by Edward Jones. If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account, and the investments are selected by the client and their financial advisor. The vast majority of client assets within Advisory Solutions are invested in research models.

The Partnership formed the Bridge Builder® Trust (the "BB Trust") to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, to reduce the concentration of client investments in third-party funds and to lower client investment management expenses. The BB Trust has eleven active sub-advised mutual funds in its series currently available for Advisory Solutions clients. The BB Trust filed a preliminary registration statement for a new fund with the SEC on December 14, 2022, and may add additional funds in the future, at its discretion. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC, is the investment adviser to the eleven sub-advised mutual funds of the BB Trust and has primary responsibility for setting the overall investment strategies and for selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. The BB Trust pays Olive Street for performing investment advisory services and Olive Street pays fees to the sub-advisers of the funds in the BB Trust. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income.

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

Service Fees. The Partnership also earns revenue on clients’ assets through service fees and other revenues received under agreements with mutual fund and insurance companies. The fees generally range from 15 to 25 basis points (0.15% to 0.25%) but can be up to 100 basis points (1.00%) of the value of the client assets.

Other Asset-Based Fees. The Partnership earns cash solutions revenue from the Edward Jones Insured Bank Deposit Program (the "IBD Program"), which is an interest-bearing savings solution for clients that offers Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. Edward Jones has agreements with FDIC-insured third-party banks to transfer available cash balances in participating clients' accounts to interest-bearing deposit accounts at those banks. The Partnership, as agent, earns net revenue from fees derived from the average daily deposit balance in the IBD Program.

Investment management fees were earned by Passport Research, Ltd. ("Passport Research"), a wholly-owned subsidiary of Edward Jones, as the investment adviser to the Edward Jones Money Market Fund (the "Money Market Fund") through November 1, 2022. Effective November 2, 2022, the Money Market Fund's Board of Trustees approved the transfer of its investment advisory services from Passport Research to Olive Street. The Partnership is currently in the process of dissolving Passport Research. Edward Jones also earns certain asset-based fees from the Money Market Fund, some or all of which may be voluntarily waived.

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

Account and Activity Fees

Account and activity fees include shareholder accounting service fees, insurance contract service fees, Individual Retirement Account (“IRA”) custodial service fees, and other product/service fees. Account and activity fees are impacted by the number of client accounts and the types of services provided to those accounts, among other factors.

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

Trade Revenue

Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions.

Commissions. As a distributor of mutual fund shares, the Partnership receives a selling concession which generally ranges from 1% to 5% of the purchase price, depending on the terms of each fund's prospectus, including varying rates based on the client's assets under care ("AUC") within a fund family, inclusive of the purchase price. The Partnership also receives a commission when it acts as an agent for a client in the purchase or sale of securities. The commission is based on the value of the securities purchased or sold. In addition, the Partnership sells life insurance, long-term care insurance, disability insurance, fixed and variable annuities, and other types of insurance products of unaffiliated insurance companies to its clients through its financial advisors who hold insurance sales licenses. As an agent for the insurance companies, the Partnership receives commissions on the premiums paid for the products.

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

PART I

Item 1. Business, continued

Other Revenue (Loss), Net

Other revenue (loss), net, primarily consists of unrealized gains and losses associated with changes in the fair market value of the Partnership's investment securities held to generate income and to assist in the management of firm liquidity, as well as securities held to economically hedge future liabilities for its non-qualified deferred compensation plan. Unrealized gains and losses are impacted by changes in market levels and the interest rate environment.

Significant Revenue Source

As of December 31, 2022, the Partnership distributed mutual funds for approximately 132 mutual fund companies. One company, American Funds Distributors, Inc. and its affiliates, represented 11% of the Partnership’s total revenue for the year ended December 31, 2022. The revenue generated from this company primarily relates to business conducted with the Partnership’s U.S. segment.

BUSINESS OPERATIONS

Branch Development. The Partnership's Branch Development division supports the Partnership by attracting and hiring high-quality talent, onboarding and developing branch teams, developing leaders and associates in the field, and optimizing and supporting branch team performance.

Client Account Administration, Operations and Service. The Partnership's Operations division is responsible for activities relating to client onboarding, asset movement, trading, custody and client reporting. The division also facilitates activities relating to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. These activities include receipt, identification and delivery of funds and securities, internal financial controls, accounting functions and office services.

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

EJ Canada handles the routing and settlement of client transactions. In addition, EJ Canada is a member of the Canadian Depository of Securities (“CDS”) and Fundserv for clearing and settlement of transactions. CDS manages the clearing and settlement of trades in both domestic and cross-border depository-eligible securities through the automated CDSX clearing and settlement system. Client securities on deposit are also held with CDS and National Bank Financial Inc., through its National Bank Independent Network division.

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

Wealth Management Advice and Solutions. The Partnership's Wealth Management Advice and Solutions division focuses on helping clients achieve their financial goals through advice, products, planning and services. The division's role is to understand the needs of clients and investors, provide perspective and recommendations that align with the firm's investment philosophy and offer a broad range of quality products, solutions and tools that enable branch teams to successfully deliver tailored advice to meet client needs.

Competition. The Partnership is subject to intense competition in all phases of its business from broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms, some of which are larger than the Partnership in terms of capital, resources, AUC, transaction volume and range of financial services. The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings. The Partnership also competes with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. Clients can transfer their business to competing organizations at any time. The Partnership also faces competition from "fintech" companies that have technological advancements that allow them to compete through internet- and mobile-based platforms. There is also intense competition among firms to attract and retain qualified professionals, including financial advisors, BTSMs, and home office associates. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

Human Capital

The Partnership’s purpose is to partner for positive impact to improve the lives of its clients and colleagues and together, better its communities and society. Helping associates make a positive impact in the lives of clients, colleagues and communities starts with the care and support the Partnership provides for its associates' well-being. The Partnership is committed to providing comprehensive benefits to meet the needs of its associates.

The Partnership's revenues are generated by financial advisors and BTSMs serving clients with the support of the Partnership's home office associates. To grow and promote branch team success, the Partnership has begun offering options for greater flexibility and is continually investing resources into enhancing the relationship between each branch team and each client, which supports the Partnership's client-first mission.

Development

Delivering on the client-first business model goes hand-in-hand with investing in learning and development. The Partnership is committed to helping financial advisors, BTSMs and home office associates on their career path, providing opportunities from formal training and coaching to mentoring programs, leadership opportunities and tuition reimbursement. Engagement and branch experience surveys are regularly conducted to listen to associates and branch teams to allow the Partnership to take timely actions to optimize their engagement, which helps the Partnership better serve each other and its clients.

PART I

Item 1. Business, continued

The Partnership maintains a comprehensive training program for financial advisors which includes preparation for regulatory exams, online modules, concentrated instruction in a face-to-face or virtual classroom and on-the-job training in a branch office. During the first phase, U.S. and Canada trainees study for and take the requisite examinations. After passing the requisite examinations, trainees complete online modules and a comprehensive training program either virtually or in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations. Branch training includes reviewing investments, compliance requirements and office procedures, understanding client needs, establishing a base of potential clients and serving clients. Multiple field-based leaders provide in-region mentorship, training and coaching to financial advisor trainees to assist their assimilation into the firm and the industry.

The Partnership's ongoing training of financial advisors and BTSMs throughout their careers serves to enable branch teams to better meet client needs and effectively manage their branch office.

Compensation

The Partnership values and respects the contributions of financial advisors, BTSMs and home office associates and recognizes individual efforts through a compensation program that promotes a long-term career, financial security and well-being. Employee compensation consists of base pay with a bonus program and retirement plan for eligible employees. Financial advisors are generally compensated on a commission basis, subject to a minimum guaranteed salary, and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. The retirement plan consists of a profit-sharing contribution tied to the Partnership's profitability and a 401(k) contribution. The Partnership also makes a significant investment in subsidizing health and wellness benefits to offer full-time associates access to a benefit plan with the opportunity to earn medical plan premium discounts.

The Partnership considers itself to have good employee relations and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, other benefit plans, and flexible work arrangements, are competitive. As part of its efforts to promote pay equity, the Partnership has implemented measures in its U.S. home offices such as routinely benchmarking roles against market comparables, increasing pay transparency for applicants and associates, setting pay ranges based on role and experience, applying consistent processes for annual merit increases and bonuses and driving additional ongoing and future improvements.

Diversity, Equity and Inclusion ("DEI")

Inclusive behavior and inclusive leadership are integrated into the Partnership's core values. Leaders are responsible for hiring and developing their teams, with the Partnership supplying guidance on assembling diverse candidate slates and information about area-specific hiring and retention opportunities. Certain financial advisors also take on inclusion leader roles in their geographic areas and develop a tailored plan which supports the growth, performance, engagement and leadership development of women and diverse financial advisors within their specific markets. The Partnership also has an advisory group of diverse financial advisors, BTSMs and home office associates who offer perspective and input to help advance certain DEI efforts. In addition, the Partnership has Business Resource Groups ("BRGs") who volunteer to support inclusion and diversity efforts. BRG members and allies come together to discuss their unique experiences, help attract and retain talent, and discover ways to serve clients and future clients more deeply, especially as demographics and needs change.

Additionally, the Partnership is continuously working to improve options to support associates seeking to voluntarily self-identify their disabilities. The Partnership also has dedicated a team to design accessible digital experiences for clients and colleagues.

PART I

Item 1. Business, continued

As of December 31, 2022 and 2021, 11% and 10%, respectively, of the Partnership's total employees, composed of financial advisors, BTSMs and home office associates, were self-identified people of color, and as of both periods, 62% of employees were women. The following table summarizes the Partnership's DEI goals for the end of 2025 and progress made towards those goals as of December 31, 2022 and 2021:

	Partnership's 2025 Goals	Actuals as of December 31, 2022	Actuals as of December 31, 2021
Partnership Diversity (US & Canada):
Financial Advisors:
People of Color	15%	9%	9%
Women	30%	23%	22%
Home Office General Partners:
People of Color	15%	14%	12%
Women	40%	32%	31%
Leaders Across Home Office:
People of Color	20%	19%	17%
Women	50%	49%	49%

Employees

The Partnership has continued executing its strategy to grow and promote branch team success during 2022, ending the year with 18,796 financial advisors in two thirds of U.S. counties and all Canadian provinces, a slight decrease from 2021. In 2022, the financial advisor attrition rate was 5.8%, a decrease from 6.6% in 2021.

As of December 31, 2022, the Partnership had approximately 52,000 full-time and part-time employees and partners, including its financial advisors. The Partnership’s financial advisors are employees or partners of the Partnership. Service partners are financial advisors, but not employees of the Partnership.

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

As an investment dealer registered in all provinces and territories of Canada, EJ Canada is subject to provincial, territorial and federal laws. All provinces and territorial jurisdictions have established securities administrators to administer securities laws. EJ Canada is also subject to the regulation of the New Self-Regulatory Organization of Canada ("New SRO"), which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada. Throughout 2022, EJ Canada was regulated by the Investment Industry Regulatory Organization of Canada ("IIROC"), which was amalgamated into the New SRO and its rules were replaced by New SRO’s rules effective January 1, 2023. New SRO fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

In addition, Edward Jones and Olive Street are subject to the rules and regulations promulgated under the Advisers Act, which requires certain investment advisers to register with the SEC. Edward Jones and Olive Street are registered investment advisers with the SEC. Passport Research was a registered investment adviser with the SEC prior to its withdrawal on December 15, 2022. The rules and regulations promulgated under the Advisers Act govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct. Edward Jones and Olive Street are subject to periodic examinations by the SEC, which is authorized to institute proceedings and impose sanctions for violations of the Advisers Act.

Pursuant to U.S. federal law, Edward Jones as a broker-dealer belongs to the Securities Investors Protection Corporation (“SIPC”). For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities in a client's account, with a maximum of $250,000 for cash claims. Pursuant to New SRO requirements, EJ Canada belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For clients in Canada, CIPF limits coverage to C$1,000,000 in total, which can be any combination of securities and cash.

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

Employees and partners of the Partnership in the U.S. are bonded under a blanket fidelity bond. The Partnership has an aggregate annual coverage of $50,000,000 subject to deductibles. Employees and partners of the Partnership in Canada are bonded under a blanket policy as required by New SRO. The Partnership has an annual aggregate amount of coverage in Canada of C$50,000,000 with a per occurrence limit of C$25,000,000, subject to a deductible.

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

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance") and Canadian Securities Administrators ("CSA") Regulations. As a U.S. broker-dealer, Edward Jones is subject to Regulation Best Interest, which establishes a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest. Edward Jones is also subject to the SEC rule requiring registered investment advisers and broker-dealers to deliver a Form CRS Relationship Summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history. The SEC has also issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser." Edward Jones has, at all times, maintained policies and procedures to comply with the Rules and Guidance.

As a Canadian broker-dealer, EJ Canada is subject to the regulations of the CSA, many of which are similar to the SEC's Rules and Guidance.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

RISKS RELATED TO THE PARTNERSHIP’S BUSINESS

Risks Related to Economic and Market Conditions and Events

MARKET CONDITIONS AND SECURITIES INDUSTRY — The Partnership's financial results are directly impacted by market conditions, inflation, recessionary conditions and trends and changes in the securities industry. A continued downturn or a recession in the U.S. and/or global securities markets could have a significant negative effect on revenues that could further reduce or eliminate profitability of the Partnership. Increasing or prolonged inflation could also affect securities prices and as a result, the profitability of the Partnership. Furthermore, the securities industry is continually facing change, some of which may negatively impact the profitability of the Partnership.

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

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue, and a decrease in the market value of assets has and could continue to have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets. Market volatility could also cause clients to continue to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade and asset-based fee revenue, decreased margins and losses in firm inventory and investment accounts. In the event of a significant reduction in revenues, the Partnership could experience a material adverse impact on the profitability of the Partnership.

High inflation rates and market expectations of rising or prolonged inflation in the future can negatively influence securities prices, as well as activity levels in the securities markets. As a result, the Partnership’s profitability has and may continue to be adversely affected by inflation and inflationary expectations. Additionally, the impact of inflation on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recovered through attracting new clients, gathering new assets or raising prices of services offered by the Partnership to increase revenue.

A significant portion of the Partnership’s clients’ holdings are in mutual fund investments, which have been and may continue to be impacted by changes in the mutual funds industry affecting fee structures. The Partnership has experienced and may continue to experience decreased margins earned on mutual funds, which negatively impacts trade revenue.

PART I

Item 1A. Risk Factors, continued

COMPETITION — The Partnership is subject to intense competition for clients and personnel, and there is an increasing pace of industry change. Some of its competitors have greater resources and are rapidly changing their business practices.

All aspects of the Partnership’s business are highly competitive. The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based "robo-advice" and enhanced digital experiences for clients with limited or no personalized service to clients or to supplement full-service offerings. Industry and technology changes may result in increased prevalence of robo-advisors. The Partnership is subject to risk from the accelerated changes to the industry and competitive forces, which have resulted and are expected to continue to result in significant costs for investments in financial advisors and other human capital, technology infrastructure, digital initiatives, virtual enablement tools, strategic relationships and test and learn pilot programs, to support long-term growth objectives and deliver enhanced value and impact for millions of current and potential clients, as well as the Partnership's colleagues and communities. Clients can transfer their business to competing organizations at any time. The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide goals-based advice may be impacted by the evolving financial services industry, including changing client expectations and technology needs, as well as robo-advisors and other lower cost options. The Partnership is also subject to competition from "fintech" companies that have technological advancements that allow them to compete through internet- and mobile-based platforms. The Partnership may be subject to operational risk if the Partnership is unable to keep pace with this rapidly changing environment, which includes client, industry, technology and regulatory changes. In addition, the Partnership's ability to compete and adapt its business model may be impacted by changing client demographics, preferences and values. If the Partnership does not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability. Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

Competition among financial services firms also exists for new and experienced financial advisors, BTSMs and home office associates. The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain and motivate current employees. The Partnership continues to make significant investments in financial advisors and other human capital, focusing on growing the number of financial advisors and preparing branch teams to deliver enhanced experiences for clients, including investing in colleague training and acumen building; delivering more value to clients and branch teams with enhanced tools and modernized technology; and supporting clients to help them stay focused and on track toward their goals during turbulent markets. If the Partnership is unable to grow and retain talent and strengthen its colleague experience and capabilities, the Partnership's number of client accounts and net new assets could have an adverse impact on its results of operations. Additionally, the Partnership's business is dependent on financial advisors' ability to compete for clients in order to attract and retain clients and clients' assets. If the Partnership’s profitability decreases, then bonuses paid to financial advisors, BTSMs and home office associates, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. Furthermore, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.

The Partnership competes for clients and personnel directly with other broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms. Some of these securities firms are larger than the Partnership in terms of capital, resources, AUC, transaction volume and range of financial services. The Partnership continues to compete with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. The Partnership currently charges clients a commission for the purchase and sale of similar products. Existing and future clients may seek lower cost options, which may significantly reduce the Partnership's trade revenue for the purchase and sale of brokerage products in the future.

The current U.S. federal tax laws generally create favorable tax treatment for owners of pass-through entities with taxable income. However, many of the Partnership's financial advisors are employees and do not qualify for the favorable tax treatment. Further, the tax laws limit the deductibility of certain business expenses for employees. As a result, the Partnership's ability to recruit and retain financial advisors against certain competitor models could be impacted.

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

The Partnership's revenue earned from certain cash solutions products is impacted by changes in interest rates, with lower interest rates negatively impacting revenue. The changing interest rate environment may have a negative impact on the Partnership's ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in client cash programs. Further, in low interest rate environments, including in early 2022, the Partnership has waived certain fees to maintain a positive client yield, which could happen again if interest rates were to decline in the future.

A rising interest rate environment, such as the one experienced throughout most of 2022 and currently, subjects the U.S. Treasury market to decreasing prices, directly impacting the Partnership's valuation of its portfolio of government and agency obligations, which may continue to result in unrealized losses on its investments. Additionally, the respective interest rates earned and paid on the Partnership’s financial assets and liabilities may not change at the same pace, which also may reduce the Partnership's profitability.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

Standard of Care Initiatives. In addition to the SEC's Rules and Guidance (see Part 1, Item 1 – Business – Regulation), state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care, which may diverge from the SEC's Rules and Guidance. The Partnership is dedicating significant resources to interpret and address these laws and rules. The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

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

Risks Related to Human Capital

INABILITY TO ATTRACT AND RETAIN QUALIFIED TALENT — If the Partnership is unable to attract, retain, develop and support qualified financial advisors, BTSMs and home office associates, the Partnership may not be able to maintain or increase its operating results or grow the firm's positive impact on clients and communities.

The Partnership is making significant investments in financial advisors, BTSMs and home office associates with a focus on strengthening our colleague experience and capabilities. However, the market for qualified personnel is highly competitive as financial industry employers are offering incentives such as guaranteed contracts, upfront payments and increased compensation, which may adversely impact the Partnership's attraction and retention of qualified talent and could lead to increased compensation costs for the Partnership and decreased profitability. The Partnership's growth and retention of client accounts, as well as the gathering of new assets, are affected by retention and growth in the number of financial advisors, as well as BTSMs and home office associates who support those financial advisors. If the Partnership is unable to grow and retain needed talent, it may be unable to effectively deliver on the work of the Partnership. Additionally, the inability to attract, retain, develop or support financial advisors, BTSMs and home office associates may result in slower growth in the number of client accounts and net new assets, which could have an adverse impact on revenue the Partnership receives from asset-based fees and commissions and on its results of operations.

During times of market volatility and industry change, it has and may continue to be, more difficult for the Partnership to attract qualified applicants for financial advisor positions. The Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors, and current financial advisors may be less effective in recruiting potential new financial advisors through referrals during times of market volatility and industry change. Additionally, new financial advisors have and may continue to encounter difficulties developing or expanding their businesses, specifically in times of market volatility. There can be no assurance that the Partnership will be able to grow, retain, develop and support its financial advisors and it may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. Furthermore, periods with lower firm profitability and revenue result in decreases in variable and commission-based compensation, and there can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

PART I

Item 1A. Risk Factors, continued

BRANCH OFFICE SYSTEM — The Partnership’s system of maintaining branch offices may expose the Partnership to risk of loss or liability from the activities of the branch team and to increases in rent related to increased real property values.

The majority of the Partnership’s branch offices are staffed by a single financial advisor and a BTSM. Branch offices do not have an onsite supervisor as would be found at broker-dealers with multi-broker branches. The Partnership’s primary supervisory activity is conducted by its home office associates. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors and/or BTSMs. Furthermore, the Partnership may be exposed to further losses if additional time passes before its supervisory personnel detect problem activity.

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

Liquidity, or ready access to funds, is essential to the Partnership’s business. A tight credit market could have a negative impact on the Partnership’s ability to maintain sufficient liquidity to meet its working capital needs. Short-term and long-term financing are two sources of liquidity that could be affected by rising interest rates resulting in unattractive credit terms or a market in which lenders may reduce their lending to borrowers. There is no assurance that financing will be available at attractive terms, or at all, in the future. Additionally, the Partnership's access to funds held at the broker-dealer is subject to regulatory capital requirements and may require approval from regulators. A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.

A significant volume of withdrawals by limited partners would reduce the Partnership's available liquidity and capital. Limited partners who finance all or a portion of their limited partnership interests with bank loans must pay interest on their loan regardless of the amount of distributions received, and therefore may be more likely to request the withdrawal of capital to repay such obligations.

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement), who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. However, there is no assurance that partners will be able to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity, which may adversely impact the Partnership.

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

Pursuant to the Customer Protection Rule, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients. Banking regulations and the interest rate environment may also impact the Partnership's ability to continue to find financial institutions at which to place those segregated client funds and earn a reasonable rate of return on those funds. Additionally, the Partnership has significant investments in U.S. treasuries and certificates of deposit to help facilitate cash management for the firm and regulatory reserve requirements for its clients. In the event of a significant and sudden change to the customer reserve requirements, the Partnership may experience liquidity restraints and have to sell the investments at a loss, which may negatively impact the Partnership's profitability.

In the U.S., Edward Jones may be required to restrict its withdrawal of Partnership capital in order to meet its net capital requirements. In addition to the regulatory requirements applicable to Edward Jones, Trust Co. and EJ Canada are subject to regulatory capital requirements in the U.S. and in Canada, respectively. Failure by the Partnership to maintain the required regulatory capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, New SRO, OCC or other regulatory bodies, which could ultimately require its liquidation.

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

Risks Related to Business Operations

UPGRADE OF TECHNOLOGICAL SYSTEMS — Inefficient technology can have a material negative effect on the client and colleague experience and the Partnership’s operations, profitability and reputation. The Partnership will continue to engage in significant digital initiatives in the future which may be costly and could lead to additional disruptions.

The Partnership has engaged in significant digital initiatives to improve the efficiency and performance of its technology to support branch teams in serving clients and expects to continue to do so in the future. Such initiatives are not only necessary to better meet the needs of and add value for the Partnership’s clients and branch teams, but also to satisfy new industry standards and practices, anticipate industry and competitive changes, better secure the transmission of clients’ information on the Partnership’s systems, enhance support for a hybrid remote and in-office workforce and improve operational efficiency. If the Partnership is unable to execute on its digital initiatives to enhance its systems and provide faster, more efficient technology for its branch teams to better serve clients, it may experience decreased client and colleague satisfaction, which could negatively impact the Partnership's operations, profitability and reputation. Additionally, the Partnership's inability to enhance technology at the pace of the industry could negatively impact its ability to attract and retain clients.

The Partnership's increased cost from these digital initiatives may continue to adversely impact the Partnership's profitability. Furthermore, with any major digital initiative or system replacement, there will be a period of education and adjustment for the branch and home office associates utilizing the tool or system. Following any upgrade or replacement, if the Partnership’s systems, tools or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new tool, system or system upgrade contains a major problem, the Partnership could experience inefficiencies and unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, poor user experience and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage.

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

Poor investment returns, due to either general market conditions or underperformance of programs constructed by the Partnership (relative to the programs of the Partnership’s competitors or to benchmarks) may affect the Partnership's ability to retain existing AUC and to attract new clients or additional assets from existing clients. Reductions in AUC in programs which generate asset-based fees may result in a decrease in net revenue.

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

PROPRIETARY MUTUAL FUNDS — The Partnership’s business may be affected by operational risks, investment performance and the heightened regulatory requirements as a result of sponsoring proprietary mutual funds and managing sub-advisers and other third-party service providers.

As a sponsor and investment adviser to proprietary mutual funds, the Partnership, through its ownership of Olive Street, may experience additional operational risk and regulatory requirements attributed to Olive Street's responsibilities to oversee the investment management of mutual funds. Due to the size and number of sub-advisers within the proprietary mutual funds, there is a heightened risk associated with the Partnership's ability to perform ongoing due diligence and supervision. Poor investment returns, due to either general market conditions or underperformance, of proprietary mutual funds may affect the Partnership's ability to expand the BB Trust, develop new mutual funds, attract new client assets, and retain existing client assets.

RELIANCE ON THIRD PARTIES — The Partnership’s dependence on third-party organizations exposes the Partnership to disruption or loss if their products and services are no longer offered or supported or develop defects.

The Partnership incurs obligations to its clients which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships by which securities transactions are executed. The Partnership is substantially dependent upon the operational capacity and capability of NSCC, DTC, FICC and CDS. The inability of these organizations with which the Partnership does a large volume of business to promptly process securities transactions and satisfy clearing and depository obligations could result in substantial losses to the Partnership and delays in or disruptions to the delivery of cash or securities to clients.

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

PART I

Item 1A. Risk Factors, continued

INFORMATION SECURITY INCIDENTS — Information security incidents affecting the Partnership’s systems, or those of third parties, could lead to significant financial loss to the Partnership’s business and operations, significant liability, and harm to the Partnership’s reputation and client relationships.

The Partnership relies heavily on communications and information systems to conduct its business, including the secure processing, storage and transmission of confidential and other information. The Partnership’s offices and its existing communications and information systems, including its backup systems, as well as the systems of third parties the Partnership relies on, are vulnerable to information security incidents, including breaches, damage or interruptions from human error, sabotage, cybersecurity attacks such as ransomware, computer viruses and other malicious code, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s systems, and similar events. The risk of these types of information security incidents occurring is continuing. The Partnership has processes in place designed to safeguard and monitor against information security incidents and other disruptions of its systems and those of third parties the Partnership relies on and has not experienced, to date, any material losses related to cybersecurity attacks or other information security incidents. However, there can be no assurance the Partnership will not suffer such losses in the future.

If an information security incident was to occur, such an event could substantially disrupt the Partnership’s business by exposing the Partnership’s, its clients’ or third parties’ confidential information or causing interruptions or malfunctions in the Partnership’s or third parties’ operations. In order to serve clients, the Partnership maintains personal information about current, former and prospective clients, partners and associates that is subject to various laws and regulations. Security incidents involving this type of information could subject the Partnership to significant liability and expenses that may not be covered by insurance. In addition, the Partnership’s reputation and business may suffer if such clients or associates experience data or financial loss from a significant security incident.

CANADA OPERATIONS — The Partnership has made, and may be required to continue to make, substantial investments to support its Canada operations, which have not consistently been profitable.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. Canada operations have historically operated at a substantial deficit since inception. However, Canada became profitable in 2021 which continued in 2022. The Partnership has initiatives in place designed to accomplish the objectives of increasing revenue, controlling expenses and intentionally growing the number of financial advisors in order to maintain profitability in Canada without future capital support from the Partnership. However, there is no guarantee that Canada will maintain profitability, and the Partnership may have to provide additional support to address short-term liquidity, capital or expansion needs. For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

CASH AND LENDING SOLUTIONS — The Partnership is subject to the risk that potential new strategies, products, structures and relationships to make cash and lending solutions available to the Partnership's clients may not be successful; and if successful, the Partnership may contribute more capital, experience increased costs to support operations and could be subject to risks related to additional regulatory oversight, potential legislative changes and uncertainty of the resulting benefits for the Partnership, its partners, or its clients.

On October 6, 2022, the Partnership withdrew the applications it submitted on July 1, 2020 to the FDIC and Utah Department of Financial Institutions in connection with a proposed Utah-chartered industrial bank (Edward Jones Bank), as disclosed in the Partnership's Current Report on Form 8-K filed with the SEC on October 7, 2022. The Partnership is actively pursuing additional strategies, products, structures and third-party relationships (collectively, "initiatives") to meet clients' saving, spending and borrowing needs and help clients achieve financially what is most important to them, including beginning to offer securities-based loans to clients in certain U.S. states, and applying for applicable state lending licenses, where required. The Partnership cannot reliably predict the timing or outcome of the initiatives and related state licenses, and whether and to what extent the initiatives would yield benefits for the Partnership, its partners, and its clients. The Partnership's exploration of these initiatives may result in the Partnership incurring substantial costs and committing a significant amount of capital to support their development and initial operations. Factors that could affect the profitability and success of the Partnership's initiatives include, but are not limited to, unanticipated additional costs, the need for additional capital support, operational challenges, uncertain client demand, legislative changes and regulatory changes, compliance and oversight, any or all of which may adversely impact the Partnership's results of operations, financial condition and liquidity.

PART I

Item 1A. Risk Factors, continued

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNERSHIP INTERESTS

HOLDING COMPANY — JFC is a holding company; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions or dividends to JFC, which is restricted by law, regulation and contractual obligations.

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

The Managing Partner has the ability, in their sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Plan. In early 2023, the Partnership issued $568 of Interests under the 2021 Plan, increasing the number of limited partners to 34,120. Proceeds from the offering under the 2021 Plan are expected to be used to fund growth needs or for other purposes. The remaining $132 may be issued at the discretion of the Managing Partner in the future. In November 2022, the Partnership deregistered the remaining $60 of unsold Interests under its 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").

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

In 2022, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2023 is expected to remain at a similar level as 2022. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

Limited partners are required to file tax returns and pay income tax in those U.S. states and, in some circumstances, foreign jurisdictions in which the Partnership operates, as well as in the limited partner’s place of residence or domicile. Any costs of obtaining professional tax advice or preparation of tax returns are the responsibility of the limited partner and may be significant. Limited partners are liable for income taxes on their share of the Partnership’s taxable income. The amount of the Partnership's taxable income that is allocated to a limited partner may significantly exceed the amount of the Partnership's net income that is allocated and distributed to the limited partner.

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

The Partnership’s income tax returns may be audited by government authorities. Under U.S. federal audit and administrative procedures applicable to partnerships, any U.S. federal income taxes, penalties (including any accuracy-related penalties), and interest resulting from adjustments to Partnership tax items, including adjustments made pursuant to an IRS audit, generally will be imposed on the Partnership in the year in which the adjustments are made or otherwise become final. If, as a result of adjustments to Partnership tax items, the Partnership is required to make payments in respect of taxes, penalties and interest, the cash available for distribution to our partners may be substantially reduced. Moreover, an audit of the Partnership's income tax returns may result in the audit of the returns of the limited partners and may require an amendment of their tax returns with the possibility of interest and penalty assessments.

PART I

Item 1A. Risk Factors, continued

FOREIGN EXCHANGE RISK FOR CANADA RESIDENTS — Each foreign limited partner has the risk that they will lose value on their investment in the Interests due to fluctuations in the applicable exchange rate; furthermore, foreign limited partners may owe tax on a disposition of the Interests solely as the result of a movement in the applicable exchange rate.

All investors purchase Interests using U.S. dollars. As a result, limited partners who reside in Canada may risk having the value of their investment, expressed in Canadian currency, decrease over time due to movements in the value of the Canadian dollar relative to the U.S. dollar. Accordingly, such limited partners may have a loss upon disposition of their investment solely due to a downward fluctuation in the applicable exchange rate.

In addition, changes in exchange rates could have an impact on Canadian federal income tax consequences for a limited partner, if such limited partner is a resident in Canada for purposes of the Canadian Tax Act. The disposition by such limited partner of an Interest, including as a result of the withdrawal of the limited partner from the Partnership or the Partnership’s dissolution, may result in the realization of a capital gain (or capital loss) by such limited partner. The amount of such capital gain (or capital loss) generally will be the amount, if any, by which the proceeds of disposition of such Interest, less any reasonable costs of disposition, each expressed in Canadian currency using the exchange rate on the date of disposition, exceed (or are exceeded by) the adjusted cost base of such Interest, expressed in Canadian currency using the exchange rate on the date of each transaction that is relevant in determining the adjusted cost base. Accordingly, because the exchange rate for those currencies may fluctuate between the date or dates on which the adjusted cost base of a limited partner’s Interest is determined and the date on which the Interest is disposed of, a Canadian-resident limited partner may realize a capital gain or capital loss on the disposition of their Interest solely as a result of fluctuations in exchange rates.

PART II

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campuses in St. Louis, Missouri and one campus in Tempe, Arizona. As of December 31, 2022, the Partnership had 11 home office buildings. The Partnership owns 10 of the buildings and leases its Canada home office in Mississauga, Ontario and the land for the Tempe, Arizona campus.

The Partnership also maintains facilities in 15,769 branch locations as of December 31, 2022, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 2 and 16 to the Consolidated Financial Statements for information regarding lease liabilities and related party transactions, respectively.

ITEM 3. LEGAL PROCEEDINGS

Refer to Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements for information regarding the Partnership's legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given). As of February 24, 2023, the Partnership had 34,075 limited partners.

ITEM 6. [RESERVED]

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations, the financial condition and the cash flows of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For discussions surrounding the earliest of the three years presented below, refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2021. All amounts are presented in millions, except as otherwise noted.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue (loss), net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans. Other revenue (loss), net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

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

	For the years ended December 31,			% Change
	2022	2021	2020	'22 vs. '21	'21 vs. '20
Revenue:
Fee revenue:	$10,500	$10,424	$8,175	1%	28%
% of net revenue	86%	85%	81%	1%	5%
Trade revenue	1,484	1,719	1,719	-14%	—
% of net revenue	12%	14%	17%	-14%	-18%
Interest and dividends	514	167	207	208%	-19%
Other (loss) revenue, net	(87)	63	64	-238%	-2%
Total revenue	12,411	12,373	10,165	—	22%
Interest expense	142	94	102	51%	-8%
Net revenue	12,269	12,279	10,063	—	22%
Operating expenses	10,865	10,674	8,778	2%	22%
Income before allocations to partners	$1,404	$1,605	$1,285	-13%	25%

Related metrics:
Income before allocations to partners margin(1)	11.3%	13.0%	12.6%	-13%	3%
Client assets under care:
Total:
At year end ($ billions)	$1,639	$1,822	$1,546	-10%	18%
Average ($ billions)	$1,664	$1,693	$1,354	-2%	25%
Advisory programs:
At year end ($ billions)	$621	$702	$560	-12%	25%
Average ($ billions)	$640	$637	$471	—	35%
Client dollars invested(2):
Trade ($ billions)	$169	$106	$114	60%	-7%
Advisory programs ($ billions)	$36	$74	$41	-51%	80%
Client households at year end	6.2	5.9	5.7	5%	4%
Net new households for the period (actual)(3)	236,086	283,267	203,283	-17%	39%
Net new assets for the year ($ billions)(4)	$102	$93	$66	10%	41%
Financial advisors (actual):
At year end	18,796	18,823	19,225	—	-2%
Average	18,772	18,929	19,116	-1%	-1%
Attrition %(5)	5.8%	6.6%	6.7%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	33,147	36,338	30,606	-9%	19%
Average for year	32,911	34,042	26,897	-3%	27%
S&P 500 Index (actual):
At year end	3,840	4,766	3,756	-19%	27%
Average for year	4,101	4,271	3,218	-4%	33%
Bloomberg Aggregate Bond Index (actual)
At year end	97	114	118	-15%	-3%
Average for year	103	115	117	-10%	-2%

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Even with increased market volatility, economic uncertainty and the rising interest rate environment, the Partnership ended 2022 with record net new assets of $102 billion. This was a 10% increase compared to 2021, reflecting growth in asset inflows and higher average asset sizes for new households, although net new households decreased 17% with fewer households added. The Partnership has continued executing its strategy to grow and promote branch team success during 2022, ending the year with 18,796 financial advisors in two thirds of U.S. counties and all Canadian provinces.

The Partnership ended the year with $1.6 trillion of client AUC, a 10% decrease from 2021, reflecting declines in market levels. Average client AUC decreased 2% in 2022 due to lower average market levels, partially offset by record net new assets. Advisory programs' average AUC slightly increased in 2022 to $640 billion at year end due to the cumulative impact of client dollars invested in advisory programs, offset by lower average market levels.

Net revenue slightly decreased to $12,269 due to decreases in trade revenue and other revenue, partially offset by increases in net interest and dividends revenue and fee revenue. Trade revenue decreased due to a decrease in overall margin earned and a decrease in client dollars invested in mutual funds. The decrease in other revenue was due to a decline in market levels in 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Those unrealized losses were offset by the corresponding decreased liability recognized in financial advisor compensation expense. Other revenue also decreased due to unrealized losses on U.S. Treasury securities held, resulting from rising interest rates. The increases in net interest and dividends revenue and cash solutions revenue included within other asset-based fees reflected rising interest rates.

Operating expenses increased 2% to $10,865 primarily due to increases in home office and branch compensation and benefits and communications and data processing expenses. The Partnership's intentional investments in human capital, technology infrastructure, digital initiatives, virtual enablement tools, and test and learn pilot programs to support its long-term growth objectives have increased home office and branch compensation and benefits and communications and data processing expenses. The increase in operating expenses was partially offset by a decrease in variable compensation due to lower firm profitability and decreased financial advisor compensation primarily due to the decrease in revenues on which commissions are earned.

Overall, the slight decrease in net revenue and the increase in operating expenses generated income before allocations to partners of $1,404, a 13% decrease from 2021. Income before allocations to partners margin was 11.3%, reflecting the Partnership's strategic balance between investing in the future and current financial results.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 1% in 2022 to $10,500 compared to 2021. A discussion of fee revenue components follows.

	Years Ended December 31,			% Change
	2022	2021	2020	'22 vs. '21	'21 vs. '20
Fee Revenue:
Asset-based fee revenue:
Advisory programs fees	$7,384	$7,421	$5,537	—	34%
Service fees	1,512	1,676	1,387	-10%	21%
Other asset-based fees	912	640	591	43%	8%
Total asset-based fee revenue	$9,808	$9,737	$7,515	1%	30%
Account and activity fee revenue:
Shareholder accounting service fees	454	436	424	4%	3%
Other account and activity fees	238	251	236	-5%	6%
Total account and activity fee revenue	692	687	660	1%	4%
Total fee revenue	$10,500	$10,424	$8,175	1%	28%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$627.5	$625.7	$463.9	—	35%
Mutual fund assets held outside of advisory programs	$534.1	$576.0	$467.6	-7%	23%
Insurance	$80.3	$89.3	$77.2	-10%	16%
Cash solutions	$51.3	$49.6	$40.1	3%	24%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 97% for 2022 and 98% for 2021 and 2020.

Overall asset-based fee revenue increased 1% to $9,808 in 2022 compared to 2021, primarily due to an increase in revenue from other asset-based fees, mostly offset by a decrease in revenues from service fees and advisory program fees. Due to rising interest rates, other asset-based fee revenue increased primarily due to higher interest earned on client assets invested in cash solutions and lower fee waivers to maintain a positive client yield on the Money Market Fund. Service fees revenue decreased due to the decrease in the average value of mutual fund assets held outside of advisory programs resulting from lower average market levels. Advisory programs revenue decreased due to the decrease in the average value of advisory program assets resulting from lower average market levels, partially offset by the cumulative impact of client dollars invested.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 14% to $1,484 in 2022 compared to 2021. A discussion of trade revenue components follows.

	Years Ended December 31,						% Change
	2022		2021		2020		'22 vs. '21	'21 vs. '20
Trade revenue:
Commissions revenue:
Equities	$571		$603		$681		-5%	-11%
Mutual funds	483		777		711		-38%	9%
Insurance products and other	264		299		268		-12%	12%
Total commissions revenue	1,318		1,679		1,660		-22%	1%
Principal transactions	166		40		59		315%	-32%
Total trade revenue	$1,484		$1,719		$1,719		-14%	—

Related metrics:
Client dollars invested ($ billions)(1):
Equities	$39.7	23%	$42.1	40%	$46.0	40%	-6%	-8%
Mutual funds	28.7	17%	47.7	45%	41.1	36%	-40%	16%
Insurance products and other	7.9	5%	6.9	7%	6.4	6%	14%	8%
Principal transactions	92.4	55%	9.2	8%	21.0	18%	904%	-56%
Total client dollars invested	$168.7	100%	$105.9	100%	$114.5	100%	59%	-8%

Margin per $1,000 invested	$8.8		$16.2		$15.0		-46%	8%
U.S. business days	251		252		253		—	—

(1) Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The decrease in trade revenue in 2022 compared to 2021 was due to a decrease in mutual funds commissions revenue and overall margin earned, which was partially offset by an increase in principal transactions revenue. Mutual funds commissions revenue decreased due to the decrease in client dollars invested in mutual funds. Overall margin decreased due to a change in product mix with a higher portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn lower margins than other products. The shift in product mix and increase in principal transactions revenue was due to a significant increase in client dollars invested in fixed income products during the higher interest rate environment in 2022.

Net Interest and Dividends

Net interest and dividends revenue increased $299 to $372 in 2022 compared to 2021, primarily due to increases in interest income earned on short-term investments and client margin loans, reflecting higher interest rates and increased balances. The average balances of short-term investments increased 5% and client margin loans increased 18% in 2022 compared to 2021. The increases in interest and dividends revenue were partially offset by increases in customer credit interest expense, reflecting rising interest rates.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 2% in 2022 to $10,865 compared to 2021, primarily due to increases in home office and branch compensation and benefits and communications and data processing, partially offset by decreases in financial advisor and variable compensation. A discussion of operating expense components follows.

	Years Ended December 31,			% Change
	2022	2021	2020	'22 vs. '21	'21 vs. '20
Operating expenses:
Compensation and benefits:
Financial advisor	$4,813	$5,003	$4,169	-4%	20%
Home office and branch	2,020	1,768	1,603	14%	10%
Variable compensation	1,735	1,949	1,414	-11%	38%
Total compensation and benefits	8,568	8,720	7,186	-2%	21%
Communications and data processing	687	485	413	42%	17%
Occupancy and equipment	582	547	522	6%	5%
Fund sub-adviser fees	250	245	187	2%	31%
Professional and consulting fees	182	151	109	21%	39%
Other operating expenses	596	526	361	13%	46%
Total operating expenses	$10,865	$10,674	$8,778	2%	22%

Related metrics (actual):
Number of branches:
At year end	15,769	15,525	15,361	2%	1%
Average	15,639	15,418	15,307	1%	1%
Financial advisors:
At year end	18,796	18,823	19,225	—	-2%
Average	18,772	18,929	19,116	-1%	-1%
Branch support team members(1):
At year end	17,920	17,515	16,723	2%	5%
Average	17,790	17,215	16,799	3%	2%
Home office associates(1):
At year end	8,865	7,499	6,954	18%	8%
Average	8,118	7,223	7,001	12%	3%

(1)
Counted on a full-time equivalent basis.

Financial advisor compensation and benefits expense decreased 4% to $4,813 in 2022. The decrease in 2022 was primarily due to the decrease in revenues on which commissions are earned, as well as decreased future liabilities as a result of corresponding unrealized losses related to the economic hedge for the non-qualified deferred compensation plan, partially offset by increases in travel incentive program costs.

Home office and branch compensation and benefits increased 14% to $2,020 in 2022 primarily due to an increase in the number of associates to support the Partnership's long-term growth objectives and higher average wages.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The decrease in variable compensation of 11% to $1,735 in 2022 was due to a decrease in the Partnership's overall profitability.

Communications and data processing expenses increased 42% to $687 in 2022 due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs.

Other operating expenses increased 13% to $596 in 2022 primarily due to increases in costs associated with resuming in-person meetings and events and advertising.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2022	2021	2020	'22 vs. '21	'21 vs. '20
Net revenue:
U.S.	$11,902	$11,946	$9,805	—	22%
Canada	367	333	258	10%	29%
Total net revenue	12,269	12,279	10,063	—	22%

Operating expenses (excluding variable compensation):
U.S.	8,845	8,457	7,132	5%	19%
Canada	285	268	232	6%	16%
Total operating expenses	9,130	8,725	7,364	5%	18%

Pre-variable income:
U.S.	3,057	3,489	2,673	-12%	31%
Canada	82	65	26	26%	150%
Total pre-variable income	3,139	3,554	2,699	-12%	32%

Variable compensation:
U.S.	1,694	1,907	1,385	-11%	38%
Canada	41	42	29	-2%	45%
Total variable compensation	1,735	1,949	1,414	-11%	38%

Income (loss) before allocations to partners:
U.S.	1,363	1,582	1,288	-14%	23%
Canada	41	23	(3)	78%	867%
Total income before allocations to partners	$1,404	$1,605	$1,285	-13%	25%

Client assets under care ($ billions):
U.S.
At year end	$1,603.3	$1,782.2	$1,514.0	-10%	18%
Average	$1,627.4	$1,657.5	$1,326.2	-2%	25%
Canada
At year end	$35.3	$39.3	$32.0	-10%	23%
Average	$36.7	$35.9	$27.7	2%	30%

Net new assets for the year ($ billions):
U.S.	$98.6	$89.5	$64.1	10%	40%
Canada	$2.9	$3.6	$2.0	-19%	80%

Financial advisors (actual):
U.S.
At year end	17,961	17,971	18,321	—	-2%
Average	17,927	18,053	18,211	-1%	-1%
Canada
At year end	835	852	904	-2%	-6%
Average	845	876	905	-4%	-3%

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue slightly decreased to $11,902 in 2022 compared to 2021, due to decreases in trade revenue and other revenue, partially offset by increases in net interest and dividends revenue and fee revenue. Trade revenue decreased due to a decrease in overall margin earned and a decrease in client dollars invested in mutual funds. The decrease in other revenue was due to a decline in market levels in 2022, resulting in unrealized losses from the decrease in the value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Other revenue also decreased due to unrealized losses on U.S. Treasury securities held, resulting from rising interest rates. Asset-based fee revenue increased 1% to $9,554 primarily due to an increase in cash solutions revenue. The increases in cash solutions revenue and interest and dividends revenue resulted from rising interest rates in 2022.

Operating expenses (excluding variable compensation) increased 5% to $8,845 in 2022 compared to 2021, primarily due to increases in home office and branch compensation and benefits and communications and data processing expenses. Home office and branch compensation and benefits increased due to an increase in the number of associates to support the Partnership's long-term growth objectives and higher average wages. The increase in communications and data processing was due to intentional investments in technology infrastructure, digital initiatives, virtual enablement tools and test and learn pilot programs. The increases in operating expenses (excluding variable compensation) were partially offset by a decrease in financial advisor compensation expense. Financial advisor compensation expense decreased due to decreased revenues on which commissions are earned and decreased future liabilities in relation to the non-qualified deferred compensation plan referenced above.

Net income before allocations to partners decreased 14% to $1,363 in 2022 compared to 2021.

Canada

Net revenue increased 10% to $367 in 2022 compared to 2021, primarily due to increases in interest and dividends revenue and asset-based fee revenue. The increase in interest and dividends revenue resulted from rising interest rates in 2022. Asset-based fee revenue increased 5% to $254, led by an increase in revenue from advisory programs fees primarily due to higher average AUC and the cumulative impact of net asset inflows into advisory programs, partially offset by lower average market levels.

Operating expenses (excluding variable compensation) increased 6% to $285 in 2022 compared to 2021 primarily due to increases in other operating expenses and financial advisor compensation expense in 2022. Other operating expenses increased primarily due to increases in management fees, advertising and taxes. Financial advisor compensation expense increased largely due to an increase in revenues on which commissions are earned.

Net income before allocations to partners increased 78% to $41 in 2022 compared to 2021.

LEGISLATIVE AND REGULATORY REFORM

See Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, for a discussion of Legislative and Regulatory Initiatives that the Partnership is continuing to monitor.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 25% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2022 and approximately 30% in 2021 and 2020. In addition, the Partnership derived 11%, 12% and 13% of its total revenue for the years ended December 31, 2022, 2021 and 2020, respectively, from one mutual fund company. The revenue generated from this company primarily relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to changes in the mutual funds industry affecting fee structures that result in decreased margins earned, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, distributions to partners and redemptions of Partnership interests, as well as to facilitate client transactions. The principal sources for meeting the Partnership’s liquidity requirements include cash and cash equivalents, securities purchased under agreements to resell, government and agency investment securities, partnership capital and funds generated from operations, all discussed further below. The Partnership believes that the liquid nature of these sources provides flexibility for managing and financing the operating needs of the Partnership and will be sufficient to meet its capital and liquidity requirements for the next twelve months. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional Partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of a portion of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the 2021 Plan. In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The issuance of Interests reduces the Partnership’s net interest income and profitability. The remaining $132 may be issued at the discretion of the Managing Partner in the future. In November 2022, the Partnership deregistered the remaining $60 of unsold Interests under its 2018 Plan.

The Partnership’s capital subject to mandatory redemption as of December 31, 2022, net of reserve for anticipated withdrawals, was $3,355, an increase of $120 from December 31, 2021. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($147), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($4, $58 and $277, respectively), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($17, $21 and $314, respectively) and the net increase in Partnership loans outstanding ($14). During each of the years ended December 31, 2022, 2021, and 2020, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT) who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of December 31, 2022
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$1,212	$618	$1,860	$3,690
Partnership capital owned by partners with individual loans	$67	$—	$886	$953
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	6%	0%	48%	26%

Individual loans:
Individual bank loans	$10	$—	$—	$10
Individual Partnership loans	—	—	335	335
Total individual loans	$10	$—	$335	$345
Individual loans as a percent of total Partnership capital	1%	0%	18%	9%
Individual loans as a percent of respective Partnership capital owned by partners with loans	15%	—	38%	36%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2022 and 2021:

	2022	2021
2022 Credit Facility	$500	$—
2018 Credit Facility	—	500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In September 2018, the Partnership entered into a $500 committed revolving line of credit (the "2018 Credit Facility"). In October 2022, the Partnership entered into a new $500 committed revolving line of credit (the "2022 Credit Facility"), which replaced the 2018 Credit Facility and has an October 2027 expiration date. In accordance with the terms of the 2022 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,435 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2022, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2022 Credit Facility and the 2018 Credit Facility as of December 31, 2022 and 2021, respectively, or the uncommitted lines of credit as of December 31, 2022 and 2021. The Partnership did not have any draws against these lines of credit during the years ended December 31, 2022 and 2021, except for periodically testing draw procedures.

Cash Activity

As of December 31, 2022, the Partnership had $1,882 in cash and cash equivalents and $437 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $2,319 of Partnership liquidity as of December 31, 2022, a 31% ($1,045) decrease from $3,364 as of December 31, 2021. The Partnership also held $1,000 and $413 in government and agency obligations as of December 31, 2022 and 2021, respectively, primarily to help facilitate cash management and maintain firm liquidity. The Partnership had $17,827 and $20,179 in cash and investments segregated under federal regulations as of December 31, 2022 and 2021, respectively, which was not available for general use. Changes in cash were due to the timing of daily client cash activity in relation to the weekly segregation requirement.

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

EJ Canada is a registered broker-dealer regulated by IIROC in 2022 and New SRO currently. Under the regulations prescribed by IIROC as of December 31, 2022 and New SRO currently, EJ Canada was and is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of December 31, 2022 and 2021:

	2022	2021	% Change
U.S.:
Net capital	$1,038	$1,421	-27%
Net capital in excess of the minimum required	$965	$1,352	-29%
Net capital as a percentage of aggregate debit items	28.4%	41.3%	-31%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	13.3%	20.7%	-36%

Canada:
Regulatory risk-adjusted capital	$103	$71	45%
Regulatory risk-adjusted capital in excess of the minimum required	$102	$50	104%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.

MATERIAL CASH COMMITMENTS

The Partnership enters into long-term lease agreements for branch and home office facilities, resulting in a total of $359 in lease commitments that are non-cancellable as of December 31, 2022. Subsequent to December 31, 2022, these commitments may fluctuate based on changing business needs and conditions. For further disclosure regarding lease commitments, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 2.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In 2022, the Partnership invested significantly in software and other technology upgrades, construction and facilities improvements, resulting in capital expenditures of $302. The Partnership estimates 2023 capital spending of approximately $320 related to continued investment in software and other technology upgrades and construction and facilities improvements at various branch and home office locations.

Additionally, the Partnership would have incurred termination fees of $426 as of December 31, 2022 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2022, the Partnership made no such decision to terminate these services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

Accruals for Contingencies. The Partnership accrues when appropriate for potential losses that may arise out of various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, SROs and other regulators, to the extent that the amount of such potential losses can be estimated, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 450, Contingencies. See Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 for further discussion of these items. The Partnership regularly monitors its exposures to potential losses. The Partnership’s aggregate accrued liability with respect to litigation and regulatory proceedings represents its estimate of probable losses, as determined under FASB ASC No. 450, Contingencies, after considering, among other factors, whether a putative class action exists, the progress of each case, court rulings or judgments, the Partnership’s experience with other legal and regulatory matters, the perceived likelihood of settlement, outcomes of similar public cases and discussions with legal counsel. Facts and circumstances relating to legal and regulatory matters can rapidly change and are not always controllable by the Partnership, which may contribute to uncertainty and result in volatility in the estimate of losses.

Included in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements are additional discussions of the Partnership’s accounting policies.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, firm-owned securities, and receivables, less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recovered through attracting new clients, gathering new assets or raising prices of services offered by the Partnership to increase revenue.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans, short-term investments, which are primarily comprised of cash and cash equivalents, government and agency obligations and securities purchased under agreements to resell, and investments segregated under federal regulations. Client margin loans and short-term investments averaged $3.8 billion and $22.6 billion, respectively, for the year ended December 31, 2022 and earned interest at an average annual rate of approximately 500 and 125 basis points (5.00% and 1.25%), respectively, in 2022. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $112. This estimate reflects minimum contractual rates on certain balances. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $158.

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

As of the end of the Partnership’s 2022 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2022 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022.

PART II

Item 8. Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Enterprise Leadership Team and Partners of The Jones Financial Companies, L.L.L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2022 and 2021, and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and the financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Asset-based Fee Revenue - Advisory Programs Fees

As described in Notes 1 and 3 to the consolidated financial statements, $7.384 billion of the firm's total asset-based fee revenue of $9.808 billion for the year ended December 31, 2022 was generated from program fees for investment advisory services provided within the Partnership’s advisory programs. Revenue from advisory programs fees are derived from fees determined by the underlying value of client assets. Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date. Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month.

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

March 10, 2023

We have served as the Partnership’s auditor since 2002.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2022	2021
ASSETS:
Cash and cash equivalents	$1,882	$1,835
Cash and investments segregated under federal regulations	17,827	20,179
Securities purchased under agreements to resell	437	1,529
Receivable from:
Clients	4,375	4,187
Mutual funds, insurance companies and other	850	850
Brokers, dealers and clearing organizations	400	213
Securities owned, at fair value:
Investment securities	1,329	852
Inventory securities	76	38
Lease right-of-use assets	922	922
Fixed assets, at cost, net of accumulated depreciation and amortization	862	725
Other assets	932	878

TOTAL ASSETS	$29,892	$32,208

LIABILITIES:
Payable to:
Clients	$21,359	$23,763
Brokers, dealers and clearing organizations	392	112
Accrued compensation and employee benefits	2,165	2,401
Accounts payable, accrued expenses and other	1,199	1,223
Lease liabilities	958	954
	26,073	28,453
Commitments and contingencies (Notes 13 and 14)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,212	1,225
Subordinated limited partners	618	581
General partners	1,525	1,429
Total	3,355	3,235
Reserve for anticipated withdrawals	464	520
Total partnership capital subject to mandatory redemption	3,819	3,755

TOTAL LIABILITIES	$29,892	$32,208

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2022	2021	2020
Revenue:
Fee revenue
Asset-based	$9,808	$9,737	$7,515
Account and activity	692	687	660
Total fee revenue	10,500	10,424	8,175
Trade revenue	1,484	1,719	1,719
Interest and dividends	514	167	207
Other (loss) revenue, net	(87)	63	64
Total revenue	12,411	12,373	10,165
Interest expense	142	94	102
Net revenue	12,269	12,279	10,063
Operating expenses:
Compensation and benefits	8,568	8,720	7,186
Communications and data processing	687	485	413
Occupancy and equipment	582	547	522
Fund sub-adviser fees	250	245	187
Professional and consulting fees	182	151	109
Other operating expenses	596	526	361
Total operating expenses	10,865	10,674	8,778

Income before allocations to partners	1,404	1,605	1,285

Allocations to partners:
Limited partners	165	208	189
Subordinated limited partners	165	189	149
General partners	1,074	1,208	947
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$135.65	$169.10	$147.81

Weighted average $1,000 equivalent limited partnership units outstanding	1,219,815	1,230,986	1,242,781

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957
Partnership loans outstanding, December 31, 2019	—	4	356	360
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2019	1,249	527	1,541	3,317
Issuance of partnership interests	1	49	163	213
Redemption of partnership interests	(13)	(37)	(194)	(244)
Income allocated to partners	189	149	947	1,285
Distributions	(64)	(93)	(484)	(641)
Total partnership capital, including capital financed with partnership loans	1,362	595	1,973	3,930
Partnership loans outstanding, December 31, 2020	—	(1)	(340)	(341)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633	$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)	(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300	$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640	3,416
Issuance of partnership interests	5	61	222	288
Redemption of partnership interests	(17)	(19)	(277)	(313)
Income allocated to partners	208	189	1,208	1,605
Distributions	(72)	(130)	(718)	(920)
Total partnership capital, including capital financed with partnership loans	1,361	640	2,075	4,076
Partnership loans outstanding, December 31, 2021	—	—	(321)	(321)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$640	$1,754	$3,755
Reserve for anticipated withdrawals	(136)	(59)	(325)	(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$581	$1,429	$3,235
Partnership loans outstanding, December 31, 2021	—	—	321	321
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2021	1,225	581	1,750	3,556
Issuance of partnership interests	4	58	277	339
Redemption of partnership interests	(17)	(21)	(314)	(352)
Income allocated to partners	165	165	1,074	1,404
Distributions	(65)	(112)	(616)	(793)
Total partnership capital, including capital financed with partnership loans	1,312	671	2,171	4,154
Partnership loans outstanding, December 31, 2022	—	—	(335)	(335)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525	$3,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,404	1,605	1,285
Depreciation and amortization	499	461	443

Changes in assets and liabilities:
Investments segregated under federal regulations	2,981	(2,140)	(8,774)
Securities purchased under agreements to resell	1,092	185	(21)
Net payable to clients	(2,592)	1,839	8,174
Net receivable from brokers, dealers and clearing organizations	93	26	11
Receivable from mutual funds, insurance companies and other	—	(32)	(157)
Securities owned	(515)	444	(952)
Other assets	(54)	(195)	(67)
Lease liabilities	(326)	(322)	(306)
Accrued compensation and employee benefits	(236)	297	357
Accounts payable, accrued expenses and other	7	227	32
Net cash provided by operating activities	2,353	2,395	25

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(302)	(234)	(129)
Cash used in investing activities	(302)	(234)	(129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of general partnership loans	71	45	—
Issuance of partnership interests	63	66	50
Redemption of partnership interests	(336)	(260)	(214)
Distributions from partnership capital	(1,173)	(1,181)	(864)
Net cash used in financing activities	(1,375)	(1,330)	(1,028)
Net increase (decrease) in cash, cash equivalents and restricted cash	676	831	(1,132)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	7,706	6,875	8,007
End of year	$8,382	$7,706	$6,875

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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2022 and 2021 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2022, 2021 and 2020 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2022, 2021, and 2020, see Note 15 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eleven sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust"). Passport Research, Ltd. ("Passport Research"), a wholly-owned subsidiary of the Partnership, provided investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund") through November 1, 2022. Effective November 2, 2022, the Money Market Fund's Board of Trustees approved the transfer of its investment advisory services from Passport Research to Olive Street, which did not have a material effect on the Partnership's Consolidated Financial Statements. The Partnership is currently in the process of dissolving Passport Research.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Certain prior period balances have been adjusted to align to current year presentation. The Partnership evaluated subsequent events for recognition or disclosure through March 10, 2023, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure.

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

The Partnership's contracts with mutual fund and insurance companies, along with the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients (see Trade revenue below for the associated commissions earned from clients) and earn service fees for providing certain distribution and marketing support services for those companies' products held by Edward Jones clients. For mutual funds, those service fees are based on the terms of the mutual fund prospectuses. Service fees are generally based on the average daily market value of client assets held in a company's mutual fund or insurance product. For future service fees the Partnership may earn on existing client assets, market constraints prevent reasonably estimating the transaction price and estimates could result in significant revenue reversals. Thus, service fee revenue is recognized monthly at the time the market constraints have been removed, the transaction price is known and the services have been performed. Other asset-based fee revenue consists of revenue sharing, fund adviser fees, cash solutions and Trust Co. fees. The Partnership has agreements with clients or product providers to earn other asset-based fees for providing services, which generally include providing investment advice or service to clients or mutual funds, or marketing support or other services to product providers. Additionally, the Partnership earns cash solutions revenue from the Edward Jones Insured Bank Deposit Program (the "IBD Program"), which is an interest-bearing savings solution for clients that offers Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. Edward Jones has agreements with FDIC-insured third-party banks to transfer available cash balances in participating clients' accounts to interest-bearing deposit accounts at those banks. The Partnership, as agent, earns net revenue from fees derived from the average daily deposit balance in the IBD Program. Other asset-based fees are generally based on asset values held in clients' accounts. The services performed for other asset-based fee contracts are a series of distinct services that are substantially the same and have the same pattern of transfer to the client. As a result, the contracts have one performance obligation and revenue is recognized over time as the customer simultaneously receives and consumes the benefit from the services performed by the Partnership. For both service fees and other asset-based fee revenue, revenue is collected monthly or quarterly based on the agreements and the agreements generally do not have a term. Due to the timing of receipt of information, the Partnership uses estimates in recording the accruals related to certain asset-based fees, which are based on historical trends and are adjusted to reflect market conditions for the period covered.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

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

Trade revenue – Revenue is derived from fees based on client transactions and includes commissions and principal transactions. The primary source of trade revenue is from commissions revenue which consists of charges to clients for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Principal transactions are generally entered into by the Partnership to facilitate a client's buy or sell order for certain fixed income products. Brokerage contracts outline the transaction services to be performed for a client under the contract and do not have a term. The transaction charge to clients varies based on the product and size of the trade. The Partnership's contracts with mutual fund and insurance companies, along with the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients and earn certain commissions, which for mutual funds, are aligned with the terms of the mutual fund prospectuses. Trade revenue is recognized at a point in time when the transaction is placed, or trade date. On trade date the client obtains control through a right to either own a security for a purchase or receive payment for a sale. Transaction charges are received no later than settlement date.

Interest and dividends revenue – Interest revenue is earned on client margin loan balances. In addition, interest revenue is earned on cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans and investment securities, none of which is based on revenue contracts with clients.

Other revenue (loss), net – Other revenue (loss), net, primarily consists of unrealized gains and losses associated with changes in the fair market value of the Partnership's investment securities held to generate income and to assist in the management of firm liquidity, as well as securities held to economically hedge future liabilities for its non-qualified deferred compensation plan. Unrealized gains and losses are impacted by changes in market levels and the interest rate environment.

All revenues are recorded on an accrual basis. For forms of revenue not specifically discussed above, asset-based revenue is recorded over time as the services are provided, and activity or transaction-based revenue is recorded at a point in time when the transaction occurs.

Foreign Exchange. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period. Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period. Foreign exchange gains and losses are included in other revenue (loss), net on the Consolidated Statements of Income.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2022 and 2021.

Cash and Cash Equivalents. The Partnership considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents.

Cash and Investments Segregated under Federal Regulations. Cash, investments and interest receivable related to the investments are segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Collateral. The Partnership does not report collateral it has received in secured lending and other arrangements as an asset when the debtor has the right to redeem or substitute the collateral on short notice.

Fractional Shares. Clients may receive fractional share interests through the Partnership's dividend reinvestment and dollar cost averaging programs. The Partnership records these fractional shares, which are considered encumbered assets, at fair value in other assets with associated liabilities in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition as the Partnership must fulfill its clients' future fractional share redemptions. The liabilities are initially recorded at the dollar amount received from the clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue (loss), net in the Consolidated Statements of Income, with no impact on income before allocations to partners.

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices. Investment securities, which are primarily held to generate income, also assist in the management of firm liquidity. The unrealized gains and losses for investment securities are recorded in other revenue (loss), net in the Consolidated Statements of Income. The Partnership records the related unrealized gains and losses for inventory securities in trade revenue in the Consolidated Statements of Income.

Fixed Assets. Fixed Assets include buildings and leasehold improvements, equipment, software, and land. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to seven years. Software includes purchased software licenses and internally developed software. Internally developed software consists of labor and consulting costs to develop and implement new software or modify existing software to improve functionality for the Partnership's internal use, while costs in other project phases are expensed as incurred. Software is depreciated using the straight-line method over its useful life, which is estimated at three to five years. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized and depreciated once the asset is placed into service. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded as other revenue (loss), net in the Consolidated Statements of Income.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair value.

Non-qualified Deferred Compensation Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability of $235 for the future payments due to financial advisors participating in the plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income. The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan. These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue (loss), net in the Consolidated Statements of Income. Each period, the net impact of the change in future amounts owed to financial advisors in the plan and the change in value of the investment securities are approximately the same, resulting in minimal net impact to the Consolidated Financial Statements.

Retirement Transition Plans. The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors. Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement. Generally, the retirement and transition agreement is for five years. During the first two years the retiring financial advisor remains an employee and provides client transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors. The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years. Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years. Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan. As of December 31, 2022, $113 was accrued for future payments to financial advisors who have already started a plan, approximately $60 of which is expected to be paid in 2023. As of December 31, 2021, $112 was accrued. Successor financial advisors in the program as of December 31, 2022 receive reduced compensation on transitioned assets for up to four years.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of zero net income for the years ended December 31, 2022, 2021, and 2020. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements. Collateral held as of December 31, 2022 and 2021 was $5,094 and $4,803, respectively, and was not repledged or sold. The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Financial Industry Regulatory Authority (“FINRA”) rules. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent maintenance requirement than FINRA Rule 4210. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of December 31, 2022 and 2021, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of December 31, 2022 and 2021.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Securities Purchased under Agreements to Resell

The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing and are carried at contractual cost with accrued interest in receivable from mutual funds, insurance companies and other within the Consolidated Statements of Financial Condition. The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements. In the event that the fair value of the collateral does not meet the contractual minimums, the counterparty is obligated to meet any shortfall promptly. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. The fair value of the collateral related to these agreements was $441 and $1,526 as of December 31, 2022 and 2021, respectively, and was not repledged or sold.

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

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 9. General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans. As such, the risk of loss is remote, and the expected credit loss was zero as of December 31, 2022 and 2021.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund adviser fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of December 31, 2022 and 2021.

NOTE 2 – LEASES

For the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $326 and $322, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities was $330 and $325, respectively. The weighted-average remaining lease term was four years as of both December 31, 2022 and 2021, and the weighted-average discount rate was 2.6% and 2.1%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the years ended December 31:

	2022	2021	2020
Lease Costs:
Operating lease cost	$328	$319	$304
Variable lease cost	61	58	57
Total lease cost	$389	$377	$360

PART II

Item 8. Financial Statements and Supplementary Data, continued

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of December 31:

2022
2023	$310
2024	249
2025	188
2026	130
2027	68
Thereafter	69
Total lease payments	1,014
Less: Interest	56
Total present value of lease liabilities	$958

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – REVENUE

The following tables show the Partnership's disaggregated revenue information for the years ended December 31:

2022	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,237	$147	$7,384
Service fees	1,405	107	1,512
Other asset-based fees	912	—	912
Total asset-based fee revenue	9,554	254	9,808
Account and activity fee revenue:
Shareholder accounting services fees	454	—	454
Other account and activity fee revenue	225	13	238
Total account and activity fee revenue	679	13	692
Total fee revenue	10,233	267	10,500
Trade revenue:
Commissions	1,273	45	1,318
Principal transactions	158	8	166
Total trade revenue	1,431	53	1,484
Total revenue from customers	11,664	320	11,984
Net interest and dividends and other revenue	238	47	285
Net revenue	$11,902	$367	$12,269

PART II

Item 8. Financial Statements and Supplementary Data, continued

2021	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,293	$128	$7,421
Service fees	1,563	113	1,676
Other asset-based fees	640	—	640
Total asset-based fee revenue	9,496	241	9,737
Account and activity fee revenue:
Shareholder accounting services fees	436	—	436
Other account and activity fee revenue	237	14	251
Total account and activity fee revenue	673	14	687
Total fee revenue	10,169	255	10,424
Trade revenue:
Commissions	1,627	52	1,679
Principal transactions	37	3	40
Total trade revenue	1,664	55	1,719
Total revenue from customers	11,833	310	12,143
Net interest and dividends and other revenue	113	23	136
Net revenue	$11,946	$333	$12,279

2020	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$5,452	$85	$5,537
Service fees	1,298	89	1,387
Other asset-based fees	591	—	591
Total asset-based fee revenue	7,341	174	7,515
Account and activity fee revenue:
Shareholder accounting services fees	424	—	424
Other account and activity fee revenue	224	12	236
Total account and activity fee revenue	648	12	660
Total fee revenue	7,989	186	8,175
Trade revenue:
Commissions	1,611	49	1,660
Principal transactions	56	3	59
Total trade revenue	1,667	52	1,719
Total revenue from customers	9,656	238	9,894
Net interest and dividends and other revenue	149	20	169
Net revenue	$9,805	$258	$10,063

PART II

Item 8. Financial Statements and Supplementary Data, continued

The Partnership derived 11%, 12% and 13% of its total revenue for the years ended December 31, 2022, 2021 and 2020, respectively, from one mutual fund company. The revenue generated from this company primarily relates to business conducted with the Partnership’s U.S. segment.

NOTE 4 – RECEIVABLES

As of December 31, 2022, 2021, and 2020, $637, $695 and $563, respectively, of the receivable from clients balance related to revenue contracts with customers.

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31:

	2022	2021
Deposit for Canadian retirement accounts	$451	$459
Fees from mutual funds and insurance companies	328	335
Other receivables	71	56
Total	$850	$850

The deposit for Canadian retirement accounts is required by Canadian regulations. The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

The receivable from mutual funds and insurance companies is related to revenue contracts with customers. The balance was $285 as of December 31, 2020.

NOTE 5 – PAYABLE TO CLIENTS

Payable to clients is composed of cash amounts held by the Partnership due to clients. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest, which was 0.85% as of December 31, 2022 and 0.01% as of December 31, 2021 and 2020, on the vast majority of credit balances in client accounts. The total interest paid to clients for the years ended December 31, 2022, 2021, and 2020 was $50, $2 and $9, respectively.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 6 – FAIR VALUE

The following tables show the Partnership's financial assets and liabilities measured at fair value:

	Fair Value as of
	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$144	$—	$144
Money market funds	49	—	—	49
Total cash equivalents	$49	$144	$—	$193

Investments segregated under federal regulations:
U.S. treasuries	$10,327	$—	$—	$10,327
Certificates of deposit	—	1,000	—	1,000
Total investments segregated under federal regulations	$10,327	$1,000	$—	$11,327

Securities owned:
Investment securities:
Government and agency obligations	$1,000	$—	$—	$1,000
Mutual funds(1)	310	—	—	310
Municipal obligations	—	11	—	11
Equities	8	—	—	8
Total investment securities	$1,318	$11	$—	$1,329

Inventory securities:
Municipal obligations	$—	$28	$—	$28
Corporate bonds and notes	—	21	—	21
Equities	20	—	—	20
Mutual funds	4	—	—	4
Government and agency obligations	3	—	—	3
Total inventory securities	$27	$49	$—	$76

Other assets:
Client fractional share ownership assets	$680	$—	$—	$680

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$680	$—	$—	$680

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
NOTE 7 – FIXED ASSETS

The following table shows the Partnership's fixed assets as of December 31:

	2022	2021
Buildings and leasehold improvements	$1,178	$1,115
Equipment, furniture and fixtures	670	598
Software	442	295
Land	48	47
Fixed assets, at cost	2,338	2,055
Less: accumulated depreciation	1,295	1,192
Less: accumulated software amortization	181	138
Fixed assets, net	$862	$725

PART II

Item 8. Financial Statements and Supplementary Data, continued

Depreciation expense on equipment, property and improvements of $126, $113 and $116 and amortization expense on software of $43, $16 and $9 is included in the Consolidated Statements of Income within the occupancy and equipment and communications and data processing line items for the years ended December 31, 2022, 2021, and 2020, respectively.

The Partnership's weighted average amortization period for software was five years as of December 31, 2022 and 2021.

The following table shows the expected future amortization of software, excluding $47 of capitalized software costs not yet placed in service that will be amortized in future periods as of December 31:

2022
2023	$56
2024	55
2025	51
2026	39
2027	13
Total	$214

The Partnership's capital expenditures were $302, $234 and $129 for the years ended December 31, 2022, 2021, and 2020, respectively. The capital expenditures in 2022 were primarily related to software and other technology and facilities improvements in branch offices.

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31:

	2022	2021
2022 Credit Facility	$500	$—
2018 Credit Facility	—	500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In September 2018, the Partnership entered into a $500 committed revolving line of credit (the "2018 Credit Facility"). In October 2022, the Partnership entered into a new $500 committed revolving line of credit (the "2022 Credit Facility"), which replaced the 2018 Credit Facility and has an October 2027 expiration date. In accordance with the terms of the 2022 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,435 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, and the amount of leverage. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2022, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility and the 2018 Credit Facility as of December 31, 2022 and 2021, respectively, or the uncommitted lines of credit as of December 31, 2022 and 2021. The Partnership did not have any draws against these lines of credit during the years ended December 31, 2022 and 2021, except for periodically testing draw procedures.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 9 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement) who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of December 31, 2022 and 2021, the outstanding amount of Partnership loans was $335 and $321, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $18, $13 and $14 for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31:

	2022	2021
Partnership loans outstanding at beginning of year	$321	$341
Partnership loans issued during the year	276	222
Repayment of Partnership loans during the year	(262)	(242)
Total Partnership loans outstanding	$335	$321

The minimum 7.5% annual return on the face amount of limited partnership capital was $91, $92 and $93 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The remaining $132 may be issued at the discretion of the Managing Partner in the future. In November 2022, the Partnership deregistered the remaining $60 of unsold Interests under its 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").

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

EJ Canada is a registered broker-dealer regulated in 2022 by the Investment Industry Regulatory Organization of Canada ("IIROC"). Effective January 1, 2023, IIROC was amalgamated into the New Self-Regulatory Organization of Canada (“New SRO”) and IIROC's rules were replaced by New SRO's rules. Under the regulations prescribed by IIROC as of December 31, 2022 and New SRO currently, EJ Canada was and is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows the capital figures for the U.S. and Canada broker-dealers as of December 31:

	2022	2021
U.S.:
Net capital	$1,038	$1,306
Net capital in excess of the minimum required	$965	$1,248
Net capital as a percentage of aggregate debit items	28.4%	45.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	13.3%	23.1%

Canada:
Regulatory risk-adjusted capital	$103	$56
Regulatory risk-adjusted capital in excess of the minimum required	$102	$47

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.

NOTE 11 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners. However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2022 and 2021, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $241 and $168, respectively. The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid. Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2022 and 2021 and is not aware of any tax positions that will significantly change during the next twelve months. The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. Tax years prior to 2019 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees, U.S. general partners and service partners, a Group Registered Retirement Savings Plan covering all eligible EJ Canada employees and Canadian general partners, and a Deferred Profit Sharing Plan covering all eligible EJ Canada employees. The Partnership contributed approximately $263, $286 and $249 in total to these plans in early 2023, 2022 and 2021, respectively, for the years ended December 31, 2022, 2021, and 2020.

In addition to the contribution above, the Partnership contributed approximately $48, $39 and $36 to the profit sharing plan in early 2023, 2022 and 2021, respectively, applying mandatory profit sharing contributions that were withheld from service partners during the years ended December 31, 2022, 2021 and 2020.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 13 – COMMITMENTS, GUARANTEES AND RISKS

As of December 31, 2022, the Partnership would be subject to termination fees of approximately $426 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2022, the Partnership made no such decision to terminate these services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

As of December 31, 2022, the Partnership has a revolving line of credit available (see Note 8).

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

Cash balances held at various major U.S. financial institutions, which typically exceed FDIC insurance coverage limits, subject the Partnership to a concentration of credit risk. Additionally, EJ Canada may also have cash deposits in excess of the applicable insured amounts. The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts. The Partnership has credit exposure to government and agency securities through its investment securities, investments segregated under federal regulations and collateral held for resell agreements. The Partnership's primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure to government and agency credit risk in the event of the counterparty's default on the resell agreements (see Note 1).

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew

PART II

Item 8. Financial Statements and Supplementary Data, continued

their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. The district court denied the motion to dismiss in an order filed on October 26, 2022, and Edward Jones filed its answer to the third amended complaint on November 14, 2022. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a current financial advisor as a putative collective action alleging gender discrimination under the Fair Labor Standards Act, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963, Title VII of the Civil Rights Act of 1964 and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

SEC Off-Channel Communications Platforms Investigation. Edward Jones has been responding to requests from the SEC in connection with its publicly reported investigation of compliance by broker-dealers, investment advisers and other financial institutions with recordkeeping requirements. The investigation relates to retention of electronic communications stored on personal devices or messaging platforms that have not been approved by Edward Jones for business use by its employees. Edward Jones is cooperating with the SEC’s investigation.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of December 31, 2022, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $7 as of December 31, 2022. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of December 31, 2022 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The Partnership evaluates segment performance based upon income (loss) before allocations to partners, as well as income before variable compensation (“pre-variable income”). Variable compensation is determined at the Partnership level for profit sharing and home office associate and branch team support members bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual pre-variable income. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors. Both income (loss) before allocations to partners and pre-variable income are considered in evaluating segment performance. Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, total assets for each segment are provided for informational purposes, as well as capital expenditures and depreciation and amortization.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31:

	2022	2021	2020
Net revenue:
U.S.	$11,902	$11,946	$9,805
Canada	367	333	258
Total net revenue	$12,269	$12,279	$10,063

Net interest and dividends revenue:
U.S.	$354	$69	$99
Canada	18	4	6
Total net interest and dividends revenue	$372	$73	$105

Pre-variable income:
U.S.	$3,057	$3,489	$2,673
Canada	82	65	26
Total pre-variable income	$3,139	$3,554	$2,699

Variable compensation:
U.S.	$1,694	$1,907	$1,385
Canada	41	42	29
Total variable compensation	$1,735	$1,949	$1,414

Income (loss) before allocations to partners:
U.S.	$1,363	$1,582	$1,288
Canada	41	23	(3)
Total income before allocations to partners	$1,404	$1,605	$1,285

Capital expenditures:
U.S.	$298	$229	$126
Canada	4	5	3
Total capital expenditures	$302	$234	$129

Depreciation and amortization:
U.S.	$483	$445	$428
Canada	16	16	15
Total depreciation and amortization	$499	$461	$443

Total assets at year end:
U.S.	$28,761	$31,034	$27,776
Canada	1,131	1,174	1,078
Total assets	$29,892	$32,208	$28,854

Financial advisors at year end:
U.S.	17,961	17,971	18,321
Canada	835	852	904
Total financial advisors	18,796	18,823	19,225

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 16 – RELATED PARTIES

As of December 31, 2022, the Partnership leased approximately 11% of its branch office space from its financial advisors. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021 were $105 and $106 and $95 and $96, respectively. Lease cost related to these leases was $41, $37 and $35 for the years ended December 31, 2022, 2021, and 2020, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties. See Note 2 for additional information about the Partnership's leases.

Passport Research served as the investment adviser to the Money Market Fund, which is offered solely to clients of Edward Jones, until the transfer of investment advisory services to Olive Street became effective on November 2, 2022 (see Note 1). Both investment advisers contractually agreed to waive fees and/or reimburse fund operating expenses to the extent necessary to limit the annual operating expenses of the Money Market Fund. For the years ended December 31, 2022, 2021 and 2020, Passport Research earned $48, $15 and $56 in investment management fees, respectively, net of waived fees of $8, $51 and $7 in the respective periods to maintain a positive client yield on the Money Market Fund in light of the low interest rate environment in those years. Olive Street earned $8 in investment management fees from the Money Market Fund and reimbursed Edward Jones $2 for operating expenses for the year ended December 31, 2022. Olive Street is also the investment adviser to the eleven sub-advised mutual funds comprising the BB Trust, which is offered solely to clients of Edward Jones. Olive Street has primary responsibility for setting the overall investment strategies and selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. Olive Street has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers for the BB Trust. The investment adviser fee revenue earned by Olive Street, included within asset-based fee revenue in the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income. The total amounts recognized for the years ended December 31, 2022, 2021, and 2020 were $239, $233 and $174, respectively.

Edward Jones earns certain fees from the Money Market Fund, some or all of which may be voluntarily waived. For the year ended December 31, 2022, Olive Street reimbursed Edward Jones $5 for waived fees, resulting in total fees earned by the Partnership of $103, net of the $89 of waived fees in the period. Edward Jones waived all $190 earned in fees during 2021. For the year ended December 31, 2020, total fees earned were $46, net of the $133 of waived fees in the period. Edward Jones waived fees in 2022, 2021, and 2020 to limit the Money Market Fund's annual operating expenses, as well as to maintain a positive client yield in light of the low interest rate environment in those years.

Edward Jones Foundation ("Foundation") is a non-profit organization that supports national, regional, and local nonprofits to advance a range of community causes championed by the Partnership, its affiliates and employees. The Foundation is governed by certain JFC general partners, and Edward Jones is the sole contributor of funds. Edward Jones contributed to the Foundation during 2022, 2021 and 2020, which is reflected in other operating expenses in the Consolidated Statement of Income. Contributions are voluntary and at the discretion of Edward Jones each period.

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral	Net amount
2022	$437	—	437	—	(437)	$—
2021	$1,529	—	1,529	—	(1,526)	$3

NOTE 18 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31:

	2022	2021	2020
Cash paid for interest	$141	$94	$103
Cash paid for taxes	$17	$13	$11
Non-cash activities:
Issuance of general partnership interests through partnership loans in current year	$276	$222	$163
Repayment of partnership loans through distributions from partnership capital in current year	$191	$225	$182
Declared distributions for retired partnership capital in current year but unpaid at year-end(1)	$219	$254	$145

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

The following table reconciles certain line items in the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance in the Consolidated Statements of Cash Flows for the years ended December 31:

	2022	2021	2020
Cash and cash equivalents	$1,882	$1,835	$1,125
Cash and investments segregated under federal regulations	17,827	20,179	17,918
Less: Investments segregated under federal regulations	11,327	14,308	12,168
Total cash, cash equivalents and restricted cash	$8,382	$7,706	$6,875

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 24, 2023, the Partnership was composed of 34,233 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, 602 were general partners and 34,075 were limited partners, 5,060 of whom are also service partners, and 668 were subordinated limited partners as of February 24, 2023.

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

Enterprise Leadership Team. The ELT consists of the Managing Partner and up to 15 additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. Under the terms of the Partnership Agreement, the members of the ELT are the executive officers of the Partnership. The purpose of the ELT is to provide counsel and advice to the Managing Partner in discharging their functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership. In addition, the ELT takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. ELT members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the ELT shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the ELT. The Partnership does not have a formal code of ethics that applies to its ELT members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. Throughout all of 2022, the ELT included Penny Pennington, Chairman, Andrew Miedler, Kenneth Cella, Jr., Lisa Dolan, Tina Hrevus, Kristin Johnson, Francis LaQuinta, Christopher Lewis, Timothy Rea, and Wayne Roberts. Effective September 13, 2022, David Chubak, David Gunn, Lena Haas, Hasan Malik and Suzan McDaniel were admitted to the ELT. Kevin Bastien stepped down from the ELT effective September 13, 2022 and retired from the Partnership effective December 31, 2022. Effective March 1, 2023, Mr. Lewis retired from the Partnership and is no longer a member of the ELT.

The following table is a listing as of February 24, 2023 of the members of the ELT year in which each member became a general partner and each member’s area of responsibility. Under the terms of the Partnership Agreement, all general partners, including the members of the ELT, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65. The members’ biographies are below.

		Enterprise	General
Name	Age	Leadership Team	Partner	Area of Responsibility
Penny Pennington	59	2014	2006	Managing Partner
Andrew Miedler	45	2021	2011	Chief Financial Officer
Kenneth Cella, Jr.	53	2014	2002	Head of Branch Development
David Chubak	42	2022	2022	Head of U.S. Business Unit
Lisa Dolan	56	2020	2007	Chief Operating Officer
David Gunn	50	2022	2008	President, Edward Jones Canada
Lena Haas	47	2022	2018	Head of Wealth Management Advice and Solutions
Tina Hrevus	56	2021	2012	Managing Partner's Chief of Staff
Kristin Johnson	51	2019	2006	Chief Transformation Officer
Francis LaQuinta	59	2021	2016	Chief Information Officer
Chris Lewis	56	2019	2007	General Counsel
Hasan Malik	49	2022	2022	Chief Strategy Officer
Suzan McDaniel	51	2022	2020	Chief Human Resources Officer
Timothy Rea	54	2021	2016	Chief Experience, Brand and Marketing Officer
Wayne Roberts	51	2021	2008	Head of New Market Opportunities

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019. She has held a number of senior leadership roles in key divisions. Most recently, she led the Client Strategies Group (now known as Wealth Management Advice and Solutions) beginning in 2015. Previously, she was responsible for the New Financial Advisor Training department, Branch Office Administrator Development department and Branch and Region Development division. Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia. In 2022, Ms. Pennington was elected to serve a three-year term as a large-firm governor of the FINRA Board of Governors. Ms. Pennington is an active member of the St. Louis community, serving on the boards of the Federal Reserve Bank of St. Louis, United Way of Greater St. Louis, the Donald Danforth Plant Science Center, Washington University and Executive Committee of the Chair's Council for Greater St. Louis, Inc.

Andrew Miedler, Chief Financial Officer – Mr. Miedler joined the Partnership in 2002 in the Equity Research department as an analyst, was named a general partner in 2011 and has served as Chief Financial Officer since November 2021, responsible for the performance of the Finance Division. Mr. Miedler joined the Finance division in 2014 and became Finance division leader in 2020. Previously, he was responsible for the Packaged Products and Capital Markets areas of Product Review. Mr. Miedler holds a Chartered Financial Analyst designation and earned his bachelor's and master's degrees from the University of Missouri-Columbia.

Kenneth Cella, Jr., Head of Branch Development – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. Mr. Cella is responsible for the Edward Jones Branch Development division across the United States and Canada. Previously he was responsible for the Client Strategies Group (now known as Wealth Management Advice and Solutions), a number of senior leadership roles across divisions and worked as a financial advisor. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis. Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors as chair-elect, the Private Client/Wealth Management Sub-Committee and the SIFMA Foundation.

David Chubak, Head of U.S. Business Unit – Mr. Chubak joined Edward Jones in 2022 as general partner and head of the U.S. business unit. Prior to joining the Partnership, Mr. Chubak spent nearly a decade at Citigroup, most recently serving as the CEO of Citigroup's Retail Bank, where he led all Retail channels, as well as product management, segments and risk management. Mr. Chubak is a graduate of New York University School of Law and earned his bachelor's degree from Columbia University.

Lisa Dolan, Chief Operating Officer – Ms. Dolan joined the Edward Jones Finance division in 2005 and was named a general partner in 2007. Ms. Dolan has held leadership roles in tax and partnership accounting, financial and regulatory reporting, expenditure management, compensation accounting, finance systems, and has led the Finance division. Ms. Dolan has responsibility for leading Operations, Service, Enterprise Risk Management, Planning and Strategic Execution and Workplace Services. Ms. Dolan earned a bachelor's degree from Saint Louis University and is a certified public accountant.

David Gunn, President, Edward Jones Canada – Mr. Gunn joined the Partnership in 2000 and was named a general partner in 2008. Mr. Gunn previously served as a financial advisor in Canada and led Financial Advisor Talent Acquisition. Mr. Gunn earned a bachelor's degree from Queen's University in Kingston, Ontario and an MBA from Northwestern University.

Lena Haas, Head of Wealth Management Advice and Solutions – Ms. Haas joined Edward Jones in November 2017 and was named a general partner in 2018. She led the firm's Banking and Trust areas and subsequently expanded her leadership to the Investment Advisory and Products areas. In 2022, she became head of the Wealth Management Advice and Solutions division. Ms. Haas serves on the Board of Trustees of the Edward Jones Money Market Fund and Bridge Builder Trust. She earned her bachelor’s degree from Tufts University, an MBA from Harvard Business School, and completed Kellogg School of Management Women’s Senior Leadership program.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Tina Hrevus, Managing Partner's Chief of Staff – Ms. Hrevus joined Edward Jones in 1987, was named a general partner in 2012 and joined the Managing Partner's Office in 2019. Ms. Hrevus has held leadership roles responsible for Marketing and communication disciplines and brings more than 30 years of marketing expertise to strengthen and support the Managing Partner’s office. Ms. Hrevus has overall responsibility for Purpose, Community and Philanthropy and serves as the Managing Partner's chief of staff. Ms. Hrevus is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute and the University of Missouri-Columbia's School of Journalism.

Kristin Johnson, Chief Transformation Officer – Ms. Johnson joined the Partnership in 1995 and was named a general partner in 2006. Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for BTSMs. Ms. Johnson served as the firm's Chief Human Resources Officer between 2019 and September 2022 and now serves as the firm's Chief Transformation Officer. Ms. Johnson earned her bachelor's degree from the University of Illinois, a master's in information management from Webster University and completed Washington University's executive MBA program.

Francis LaQuinta, Chief Information Officer – Mr. LaQuinta joined the Edward Jones Technology division in 2016 as general partner and senior director for Strategic Delivery. Mr. LaQuinta became Chief Information Officer in 2018 responsible for the firm's overall technology leadership, vision and digital strategy. Mr. LaQuinta is also responsible for digital product management and data strategy. Mr. LaQuinta earned a bachelor's and master's degree from Pace University and is a member of the St. Louis CIO council.

Christopher Lewis, General Counsel – Mr. Lewis joined the Partnership in 2007 as Deputy General Counsel in the legal division. In 2015, Mr. Lewis was named General Counsel and is responsible for leading the Partnership's legal, compliance and government relations areas. Mr. Lewis is a graduate of Columbia University School of Law and earned his bachelor's degree from Manhattanville College. He is a member of the FINRA National Arbitration and Mediation Committee, the FINRA National Adjudicatory Council, the Executive Committee of the SIFMA Compliance and Legal Society and the SIFMA General Counsel Committee.

Hasan Malik, Chief Strategy Officer – Mr. Malik joined the Partnership in 2022 as general partner and co-head of Firm Strategy, becoming Chief Strategy Officer upon Kevin Bastien's retirement on December 31, 2022. Prior to joining Edward Jones, Mr. Malik was head of strategy for four years and head of GS Accelerate for one year at Goldman Sachs. Before joining Goldman Sachs, he held various executive roles with Visa, Inc. and McKinsey & Company, Inc. Mr. Malik earned his bachelor's degree and MBA from the Institute of Business Administration in Karachi, Pakistan and also has an MBA in finance and entrepreneurship from the University of Chicago.

Suzan McDaniel, Chief Human Resources Officer – Ms. McDaniel joined Edward Jones in 2020 as general partner and head of Human Resources Talent. Ms. McDaniel serves as the firm's Chief Human Resources Officer. Ms. McDaniel previously served more than eight years as a vice president in Human Resources and Business Transformation at BHP in Melbourne, Australia. Ms. McDaniel earned her bachelor's degree in psychology and her master's degree and doctorate in organizational psychology from the University of Tulsa.

Timothy Rea, Chief Experience, Brand and Marketing Officer – Mr. Rea joined Edward Jones in 2016. As Chief Experience, Brand and Marketing Officer, he is responsible for the firm’s marketing, branding and experience initiatives. Mr. Rea previously served as the executive vice president and chief marketing officer for Office Depot Inc., senior vice president of brand marketing for Darden Restaurants, and had increasing brand management leadership positions at Hershey Foods Inc. and The Procter & Gamble Co. Mr. Rea earned his bachelor's degree in economics from Harvard University and his master's degrees in economics and public administration from the University of Texas at El Paso. Mr. Rea is also an Army combat veteran.

Wayne Roberts, Head of New Market Opportunities – Mr. Roberts joined Edward Jones in 1994 as a financial advisor. He was named a regional leader in 2006 and a general partner in 2008. Since 2008, Mr. Roberts has held numerous leadership roles in the Branch Development Division including Talent Acquisition, and Branch and Region Development, as well as the Client Strategies Group. In his current role, Mr. Roberts is responsible for the development and implementation of business segment strategies, as well as developing future market and business segment opportunities. Mr. Roberts earned his bachelor's degree in finance from Linfield College in McMinnville, Oregon, and his executive MBA from Washington University in St. Louis.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Audit Committee. The Audit Committee was created by the Partnership Agreement. The Audit Committee operates according to its charter adopted by the ELT. Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Partnership's independent auditors. The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and related disclosures and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), discussing policies with respect to risk assessment and risk management, and overseeing the performance of the Partnership’s Internal Audit division regarding audit plans, engagements and observations.

As of February 24, 2023, the Audit Committee was comprised of Kristin Johnson, Chair, Penny Pennington, Andrew Miedler, Lisa Dolan, Christopher Lewis, and independent members of the committee Mark Wuller and Sandra Pundmann.

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

Other Committees. Pursuant to the Partnership Agreement, the Managing Partner has also established other committees, which serve at the discretion of the Managing Partner. These include an Operating Committee accountable to ELT and responsible for the firm's strategic execution of enterprise business priorities.

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include: operational risks including technology and third-party risks; financial risks including credit, market, liquidity and interest rate risks; legal and compliance risks; and strategic risks. The identification and ongoing management of the Partnership’s risks is critical to its long-term business success and related financial performance.

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement. The Managing Partner is ultimately responsible for the Partnership's risk management. The Managing Partner has designated the Partnership's ELT as having responsibility for overall risk management. As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – ELT, as of February 24, 2023, the ELT consisted of the Managing Partner and 14 other general partners, each responsible for broad functional areas of the Partnership. The ELT is responsible for the Partnership maintaining a risk management framework comprised of a system of enterprise risk standards, governance and oversight, and risk management capabilities to enable the management of risks in support of the firm's strategic objectives, to protect its culture and reputation, and promote financial stability.

The Partnership's Enterprise Risk Management Committee is responsible for guiding the development and maintenance of the Partnership's enterprise-wide risk management framework (including risk identification, assessment, management, monitoring and reporting), reviewing reports on the Partnership's material risks and risk exposures, and assisting and collaborating with other governance and supporting committees to operate its enterprise-wide risk management framework.

The Audit Committee, through its activities, also supports the ELT in its ongoing risk management responsibilities. The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley, discussing policies with respect to risk assessment and risk management, overseeing the independent auditors' qualifications and independence, and the performance of the Partnership’s Internal Audit division regarding audit plans, engagements and observations.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

In addition to the committees above, the Managing Partner has established certain governance committees with prominent roles in the risk management framework. Also, certain supporting committees have responsibility for managing and providing oversight on specific types of risks. Governance and supporting committees with prominent roles in the risk management process include:

New Products and Services Committee – governance committee responsible for evaluating all new or materially modified products and/or services for alignment with clients’ needs and consistency with the Partnership’s objectives and strategies, making recommendations to the ELT and ensuring that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new or materially modified products and/or services. A new product or service must be recommended by the New Products and Services Committee and approved by the ELT before being implemented by the Partnership.

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

In addition to the committees discussed above, the Enterprise Risk Management department and risk teams embedded in Partnership divisions also assist the ELT in its ongoing risk management activities through their day-to-day responsibilities, including systems of internal controls and risk management policies and procedures. Internal Audit, Enterprise Risk Management and risk management teams in the Partnership's divisions review and test controls throughout the Partnership to support leaders and associates with identifying, assessing, managing, monitoring, and reporting on risks in their business segments and functional capabilities. All associates are encouraged to speak up when they see something that is causing or could cause harm to the Partnership's clients, communities, colleagues, business, operations, or reputation.

As part of the financial services industry, the Partnership’s business is subject to inherent risks. As a result, despite its risk management efforts and activities, there can be no absolute assurance that the Partnership will not experience significant unexpected losses due to the realization of certain risks to which the Partnership is subject. The following discussion highlights the Partnership’s procedures and policies designed to identify, assess, and manage the primary risks of its business.

Operational Risks

There is an element of operational risk inherent within all of the Partnership’s business activities arising from technology, external threats, internal processes and associates and third-party relationships. The Partnership's business model is dependent on complex internal information technology systems, and those of third parties the Partnership relies on, and there is a degree of exposure to systems failure and security incidents. The Partnership has a Chief Information Officer and Chief Information Security Officer who are responsible for enhancing our technological systems for business operations and improving information security policies and standards, respectively. A business resiliency program has been established to respond to severe business disruptions. The Partnership and its third-party vendors have data centers in several regions of the United States. The Partnership's data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses. Additionally, the Partnership utilizes extensive measures to protect the confidentiality, integrity, and availability of its information and data, including: privacy education, background screening processes, fraud prevention, system testing, expert assistance and security training. There are dedicated financial crime prevention, privacy and digital security teams focused on monitoring for current and future threats, and home office

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

associates and branch teams receive regular training on cybersecurity, privacy protection and fraud detection and prevention.

Employees are encouraged to report and address any suspicious or inappropriate activity. Employees can leverage a tool to report suspected cybersecurity threats via email. The Partnership also has a dedicated Insider Threat team, which utilizes various tools to uncover and mitigate technology and other threats.

Third parties provide information technology, processing and other business support services. To mitigate information security risks at third-party vendors, the Partnership conducts due diligence on prospective service providers that process or store information and negotiates contractual provisions requiring policies and procedures that meet a standard of care for data security and related controls.

Financial Risks

Credit Risk is the risk that third parties who owe the Partnership money, securities or other assets will not meet their obligations. The Partnership is subject to credit risk due to the very nature of the transactions it processes for its clients. In order to manage this risk, the Partnership limits certain client transactions by, in some cases, requiring payment at the time or in advance of a client transaction being accepted. The Credit Review Committee manages the Partnership's credit risk arising out of the client margin loans it offers by limiting the amount and controlling the quality of collateral held in the client’s account against those loans. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Federal Reserve Board Regulation T and throughout the life of the loan in accordance with FINRA Rule 4210. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent requirement than FINRA Rule 4210.

The Partnership also has credit exposure with counterparties as a result of its ongoing, routine business activities. This credit exposure can arise from the settlement of client transactions, related failures to receive and deliver, or the Partnership’s investing activities with other financial institutions. The Partnership's Finance Risk Committee manages relationships with financial institutions where these business activities occur and monitors its exposure to such counterparties on a regular basis to minimize its risk of loss related to such exposure.

Market Risk is the risk associated with the declining value of its investment securities as a result of fluctuations in interest rates, security prices or overall market conditions. The Partnership's investment securities are primarily held to generate income and also assist in the management of firm liquidity. The Treasury Department monitors and manages firm investments that are primarily in government and agency obligations, which are highly liquid, low-risk investments that help reduce exposure to declines in market value from market volatility. The Partnership also purchases and holds inventory security positions for retail sales to its clients but does not trade those positions for the purpose of generating gains for its own account. To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks. This system requires traders to mark positions to market and to report positions at the trader level, at the department level and for the Partnership as a whole. There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review. The Partnership maintains an inventory hedging strategy intended to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership. The compensation of the Partnership’s traders is not directly tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

Liquidity Risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership. The Partnership's Treasury Department continually evaluates and monitors the impact that its business activities have on its liquidity and financial condition. The objective of the Partnership's liquidity management policies is to support the successful execution of business strategies while maintaining ongoing and sufficient liquidity. Additionally, the Partnership conducts regular liquidity stress testing to develop a consolidated view of liquidity risk exposures and to develop strategies to maintain sufficient liquidity during market-related or firm-specific liquidity stress events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Interest Rate Risk is the Partnership's exposure to risk from changes in interest rates. The Treasury Department actively manages its short-term investments to maximize interest revenue while managing liquidity risks. The Partnership continues to evaluate its cash management strategy, including evaluating relationships with current and prospective financial institutions and identifying opportunities to further reduce the negative impact of changes in interest rates on revenue from certain cash solutions products.

Legal and Compliance Risk

Many aspects of the Partnership’s business involve substantial litigation and compliance risks. The Partnership is, from time to time, subject to examinations, inquiries and investigations by governmental agencies, SROs and other regulators. Such matters have in the past, and could in the future, negatively impact the Partnership’s business and result in significant expenses. In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other potentially significant litigation such as putative class actions. Over time, there has been increasing litigation involving the financial services industry, including putative class action lawsuits that may seek substantial damages. The Partnership's reputation is critical to attracting and retaining clients and financial advisors and could be damaged by certain legal or regulatory actions, unethical behavior, cybersecurity incidents, poor investment performance, or compliance failures, depending on their nature, size and scope.

The Partnership has established, through its overall compliance program, a variety of policies, procedures and a system of internal controls (including written supervisory procedures) designed to manage the risk of non-compliance by home office and branch associates and mitigate legal and compliance risks. As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. To minimize the risk of regulatory non-compliance, each branch office is subject to an annual branch audit, to review the financial advisor’s business and competency. Additionally, certain branches are visited or monitored regularly by field supervision directors to assure reasonable compliance. The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies. The Partnership also has established privacy policies to comply with privacy rules and regulations and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer. The Partnership has specific controls related to prevention of fraud and money laundering and provides initial as well as annual training to help mitigate regulatory risks. The Partnership also has an anonymous ethics hotline to report other suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit division receives ethics hotline reports from a third-party provider, and the Compliance, Human Resources or Legal divisions investigate reports as they are received.

Strategic Risk

The Partnership seeks to address its strategic risks, most notably competition for clients and personnel in light of the increasing pace of industry change, through its initiatives to deliver enhanced value and impact for millions of current and potential clients, colleagues and communities. The Partnership is making significant investments to attract and retain qualified talent and offers a competitive compensation program and employee benefits for financial advisors, BTSMs and home office associates that promotes a long-term career, financial security and well-being. Firm leaders manage the execution of the Partnership's projects and initiatives through planning, goal setting, testing and monitoring to support successful implementation of its strategic initiatives and investments.

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

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the ELT members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement. Of the Partnership’s net income allocated to general partners, including the ELT members, 92% is allocable based upon their respective general partner ownership interests in the Partnership. General partner ownership interests are set at the discretion of the Managing Partner, with input from the ELT. General partner ownership interests held by each ELT member ranged from 0.21% to 2.10% in 2022, 0.59% to 1.95% in 2021, and 0.98% to 2.0% in 2020. The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the ELT. Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and net income allocated to limited partners, including the applicable ELT members, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership. In addition, limited partners receive the 7.5% Payment pursuant to the Partnership Agreement. Subordinated limited partner ownership interests and limited partner ownership interests are set at the discretion of the Managing Partner.

PART III

Item 11. Executive Compensation, continued

Summary Compensation Table

The following table identifies the compensation of the Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated ELT members based on total compensation in 2022 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
Penny Pennington	2022	$250,000	$13,512	$21,173,492	$21,437,004
CEO	2021	250,000	14,906	22,302,931	22,567,837
	2020	250,000	14,165	17,750,493	18,014,658
Andrew Miedler	2022	$175,000	$13,512	$10,592,332	$10,780,844
CFO	2021	175,000	14,906	8,471,817	8,661,723
Kenneth Cella, Jr.	2022	$175,000	$13,512	$18,306,627	$18,495,139
General Partner - Head of Branch Development	2021	175,000	14,906	20,524,505	20,714,411
	2020	175,000	14,165	16,439,406	16,628,570
Kevin Bastien	2022	$175,000	$13,512	$18,136,362	$18,234,874
General Partner - Firm Strategy	2021	175,000	14,906	21,275,725	21,465,631
	2020	175,000	14,165	16,857,259	17,046,424
Francis LaQuinta	2022	$175,000	$13,512	$15,390,087	$15,578,599
General Partner – Chief Information Officer
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

For 2022, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $91,384 and the annual total compensation of the Managing Partner was $21,437,004 or a ratio of 235 to 1. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on their annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 24, 2023, the ownership of limited partnership interests by each ELT member named in the Summary Compensation Table and the ELT members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	Andrew Miedler	$40,000	*
Limited Partnership Interests	Kenneth Cella Jr.	$115,600	*
Limited Partnership Interests	Kevin Bastien	$-	0%
Limited Partnership Interests	Francis LaQuinta	$-	0%

Limited Partnership Interests	All Enterprise Leadership Team Members as a Group (15 persons)	$587,000	*

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

The Partnership leases approximately 11% of its branch office space from its financial advisors. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021 were $105 and $106 and $95 and $96, respectively. Lease cost related to these leases was $41, $37 and $35 for the years ended December 31, 2022, 2021, and 2020, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties.

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT) that desire financing for some or all of their new purchases of individual Partnership capital interests. See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

Policy for Review and Approval of Transactions with Related Persons

The Partnership maintains a written policy with respect to related persons, which applies to transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) that are reportable by the Partnership under paragraph (a) of Item 404 of Regulation S-K in which the aggregate amount involved exceeds $120 thousand in any calendar year, and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, the term ‘‘related person’’ has the meaning set forth in Item 404(a) of SEC Regulation S-K ‘‘Transactions with related persons, promoters and certain control persons’’.

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

PART III

The Partnership has an anti-nepotism policy in the home office but encourages the recruitment of family and friends to be financial advisors and BTSMs. As such, it is very common for family members to be employed by the Partnership. The following summarizes Family Relationships with members of the Partnership’s ELT and their compensation as of December 31, 2022, which was paid consistently with the compensation programs provided to other financial advisors of the Partnership:

Kevin Bastien, a member of the Partnership's ELT during 2022, has a son, Bryce Bastien, who was a financial advisor during 2022 (and presently). Bryce Bastien earned approximately $233 thousand during 2022 and has been employed by the Partnership for 4 years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees rendered by the Partnership's independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2022	2021
Audit fees	$3,111	$2,752
Audit-related fees(1)	1,370	1,299
Tax fees(2)	546	412
Other(3)	246	41
Total fees	$5,273	$4,504

(1)
Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.
(2)
Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)
Other primarily consists of fees for consulting services.

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2022 and 2021. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	45

		Report of Independent Registered Public Accounting Firm	46

		Consolidated Statements of Financial Condition as of December 31, 2022 and 2021	48

		Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020	49

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2022, 2021, and 2020	50

		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	51

		Notes to Consolidated Financial Statements	52

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2022 and 2021	89

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2022, 2021, and 2020	90

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	91

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

3.2	*

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

3.8	*

Sixth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 15, 2022, incorporated by reference from Exhibit 3.8 to The Jones Financial Companies, L.L.L.P Form 10-Q for the quarterly period ended September 30, 2022.

3.9	*

Seventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 16, 2022, incorporated by reference from Exhibit 3.8 to The Jones Financial Companies, L.L.L.P Form 10-Q for the quarterly period ended September 30, 2022.

3.10	**	Eighth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 21, 2022.
3.11	**	Ninth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 21, 2022.
3.12	**	Tenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 25, 2023.
3.13	**	Eleventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 23, 2023.
4.1	*

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended, of The Jones Financial Companies, L.L.L.P, incorporated by reference from Exhibit 4.1 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

EXHIBIT INDEX

10.1	*

$500,000,000 Credit Agreement dated as of October 18, 2022, among The Jones Financial Companies, L.L.L.P. and Edward D. Jones & Co., L.P. as borrowers and lenders Fifth Third Bank and Wells Fargo Bank, National Association. incorporated by reference from Exhibit 10.1 to The Jones Financial Companies L.L.L.P. Form 10-Q for the quarterly period September 30, 2022.

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
March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 10, 2023
Penny Pennington	(Principal Executive Officer)

/s/ Andrew T. Miedler	Chief Financial Officer	March 10, 2023
Andrew T. Miedler	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2022	2021
ASSETS:

Cash and cash equivalents	$216	$266

Investment securities	16	74

Investment in and receivable from subsidiaries	3,737	3,632

Other assets	68	41

TOTAL ASSETS	$4,037	$4,013

LIABILITIES:

Accounts payable and accrued expenses	$218	$258

Partnership capital subject to mandatory redemption	$3,819	$3,755

TOTAL LIABILITIES	$4,037	$4,013

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2022	2021	2020
NET REVENUE
Subsidiary earnings	$1,386	$1,593	$1,271
Management fee income	2,391	2,395	1,852
Other	20	13	15

Total revenue	3,797	4,001	3,138

Interest expense	92	92	93

Net revenue	3,705	3,909	3,045

OPERATING EXPENSES
Compensation and benefits	2,301	2,303	1,759
Other operating expenses	—	1	1

Total operating expenses	2,301	2,304	1,760

INCOME BEFORE ALLOCATIONS TO PARTNERS	$1,404	$1,605	$1,285

Allocations to partners	(1,404)	(1,605)	(1,285)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,404	1,605	1,285
Changes in assets and liabilities:
Investment in subsidiaries	58	(71)	(1)
Investment securities	(105)	(276)	(247)
Other assets	(27)	14	(6)
Accounts payable and accrued expenses	(5)	1	—
Net cash provided by operating activities	1,325	1,273	1,031

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of partnership loans	71	17	—
Issuance of partnership interests	63	66	50
Redemption of partnership interests	(336)	(260)	(214)
Distributions from partnership capital	(1,173)	(1,153)	(864)
Net cash used in financing activities	(1,375)	(1,330)	(1,028)

Net (decrease) increase in cash and cash equivalents	(50)	(57)	3

CASH AND CASH EQUIVALENTS:

Beginning of year	266	323	320
End of year	$216	$266	$323

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$276	$222	$163
Repayment of partnership loans through distributions from partnership capital in current year	$191	$225	$182
Declaration of distributions from subsidiary in current year but received after year end	$667	$434	$474
Declared distributions for retired partnership capital in current year but unpaid at year-end	$219	$254	$145

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – REVENUE AND EXPENSE

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), has a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones made payments to the service partners of JFC on JFC's behalf for those services provided. This arrangement did not have an impact on net income for the years ended December 31, 2022, 2021, and 2020 but resulted in higher management fee income of $2.3 billion, $2.3 billion and $1.7 billion, respectively, offset by higher compensation expense of $2.3 billion, $2.3 billion and $1.7 billion, respectively.