Form 10-Q
period 2023-03-31
JONES FINANCIAL COMPANIES LLLP
filed 2023-05-09
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, 1,769,446 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	March 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$1,940	$1,882
Cash and investments segregated under federal regulations	15,800	17,827
Securities purchased under agreements to resell	647	437
Receivables from:
Clients	4,183	4,375
Mutual funds, insurance companies and other	888	850
Brokers, dealers and clearing organizations	311	400
Securities owned, at fair value:
Investment securities	823	1,329
Inventory securities	75	76
Lease right-of-use assets	950	922
Fixed assets, at cost, net of accumulated depreciation and amortization	894	862
Other assets	1,038	932

TOTAL ASSETS	$27,549	$29,892

LIABILITIES:
Payables to:
Clients	$19,219	$21,359
Brokers, dealers and clearing organizations	134	392
Accrued compensation and employee benefits	1,770	2,165
Accounts payable, accrued expenses and other	1,046	1,199
Lease liabilities	981	958
	23,150	26,073
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,773	1,212
Subordinated limited partners	669	618
General partners	1,617	1,525
Total	4,059	3,355
Reserve for anticipated withdrawals	340	464
Total partnership capital subject to mandatory redemption	4,399	3,819

TOTAL LIABILITIES	$27,549	$29,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 31, 2023	March 25, 2022
Revenue:
Fee revenue
Asset-based	$2,501	$2,503
Account and activity	184	172
Total fee revenue	2,685	2,675
Trade revenue	340	389
Interest and dividends	276	44
Other revenue (loss), net	58	(52)
Total revenue	3,359	3,056
Interest expense	74	23
Net revenue	3,285	3,033
Operating expenses:
Compensation and benefits	2,247	2,148
Communications and data processing	201	146
Occupancy and equipment	151	143
Fund sub-adviser fees	64	63
Professional and consulting fees	45	40
Other operating expenses	176	132
Total operating expenses	2,884	2,672

Income before allocations to partners	401	361

Allocations to partners:
Limited partners	68	43
Subordinated limited partners	45	43
General partners	288	275
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$36.15	$34.91

Weighted average $1,000 equivalent limited partnership units outstanding	1,775,839	1,226,276

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 25, 2022

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
Q1 2023:
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	618	1,860	3,690
Issuance of partnership interests	568	65	312	945
Redemption of partnership interests	(7)	(14)	(71)	(92)
Income allocated to partners	68	45	288	401
Distributions	(2)	—	(20)	(22)
Total partnership capital, including capital financed with partnership loans	1,839	714	2,369	4,922
Partnership loans outstanding, March 31, 2023	—	—	(523)	(523)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 31, 2023	$1,839	$714	$1,846	$4,399
Reserve for anticipated withdrawals	(66)	(45)	(229)	(340)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 31, 2023	$1,773	$669	$1,617	$4,059

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
Q1 2022:
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$640	$1,754	$3,755
Reserve for anticipated withdrawals	(136)	(59)	(325)	(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$581	$1,429	$3,235
Partnership loans outstanding, December 31, 2021	—	—	321	321
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2021	1,225	581	1,750	3,556
Issuance of partnership interests	4	52	264	320
Redemption of partnership interests	(5)	(17)	(38)	(60)
Income allocated to partners	43	43	275	361
Distributions	(1)	—	(12)	(13)
Total partnership capital, including capital financed with partnership loans	1,266	659	2,239	4,164
Partnership loans outstanding, March 25, 2022	—	—	(425)	(425)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 25, 2022	1,266	659	1,814	3,739
Reserve for anticipated withdrawals	(42)	(43)	(225)	(310)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 25, 2022	1,224	616	1,589	3,429

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 31, 2023	March 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	401	361
Depreciation and amortization	127	118

Changes in assets and liabilities:
Investments segregated under federal regulations	260	(527)
Securities purchased under agreements to resell	(210)	445
Net payable to clients	(1,948)	403
Net receivable from brokers, dealers and clearing organizations	(169)	(115)
Receivable from mutual funds, insurance companies and other	(38)	(82)
Securities owned	507	(180)
Other assets	(106)	(70)
Lease liabilities	(83)	(80)
Accrued compensation and employee benefits	(395)	(600)
Accounts payable, accrued expenses and other	(148)	(243)
Net cash used in operating activities	(1,802)	(570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(86)	(56)
Cash used in investing activities	(86)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	56	44
Issuance of partnership interests	633	56
Redemption of partnership interests	(92)	(60)
Distributions from partnership capital	(418)	(417)
Net cash provided by (used in) financing activities	179	(377)
Net decrease in cash, cash equivalents and restricted cash	(1,709)	(1,003)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,382	7,706
End of period	$6,673	$6,703

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of February 28, 2023 and November 30, 2022 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three-month periods ended February 28, 2023 and 2022 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three-month periods ended March 31, 2023 and March 25, 2022, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the twelve sub-advised mutual funds comprising the Bridge Builder® Trust and the Edward Jones Money Market Fund (the "Money Market Fund").

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

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations. The Partnership evaluated subsequent events for recognition or disclosure through May 9, 2023, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three-month periods ended March 31, 2023 and March 25, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $83 and $80, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $108 and $75, respectively. The weighted-average remaining lease term was four years as of both March 31, 2023 and December 31, 2022, and the weighted-average discount rate was 2.8% and 2.6%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended
	March 31, 2023	March 25, 2022
Operating lease cost	$83	$82
Variable lease cost	17	15
Total lease cost	$100	$97

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

March 31, 2023
2023	$240
2024	270
2025	210
2026	153
2027	90
Thereafter	89
Total lease payments	1,052
Less: Interest	71
Total present value of lease liabilities	$981

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of March 31, 2023 and December 31, 2022, collateral held for receivables from clients was $4,759 and $5,094, respectively, and collateral held for securities purchased under agreements to resell was $656 and $441, respectively. Given the nature of the agreements, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, December 31, 2022 and December 31, 2021, $672, $637 and $695, respectively, of the receivable from clients balance and $297, $328 and $335, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of March 31, 2023 and December 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended March 31, 2023			Three Months Ended March 25, 2022
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,810	$37	$1,847	$1,890	$37	$1,927
Service fees	336	25	361	379	29	408
Cash solutions fees	135	—	135	8	—	8
Other asset-based fees	158	—	158	160	—	160
Total asset-based fee revenue	2,439	62	2,501	2,437	66	2,503
Account and activity fee revenue:
Shareholder accounting services fees	115	—	115	111	—	111
Other account and activity fee revenue	66	3	69	58	3	61
Total account and activity fee revenue	181	3	184	169	3	172
Total fee revenue	2,620	65	2,685	2,606	69	2,675
Trade revenue:
Commissions	278	10	288	366	12	378
Principal transactions	50	2	52	10	1	11
Total trade revenue	328	12	340	376	13	389
Total revenue from customers	2,948	77	3,025	2,982	82	3,064
Net interest and dividends and other revenue (loss)	242	18	260	(38)	7	(31)
Net revenue	$3,190	$95	$3,285	$2,944	$89	$3,033

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. There have been no material changes to the Partnership's valuation methodologies since December 31, 2022.

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

The Partnership did not have any assets or liabilities categorized as Level III during the three- and twelve-month periods ended March 31, 2023 and December 31, 2022, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	March 31, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$336	$—	$336
Money market funds	13	—	—	13
Total cash equivalents	$13	$336	$—	$349

Investments segregated under federal regulations:
U.S. treasuries	$9,567	$—	$—	$9,567
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$9,567	$1,500	$—	$11,067

Securities owned:
Investment securities:
Government and agency obligations	$400	$—	$—	$400
Mutual funds(1)	304	—	—	304
Certificates of deposit	—	100	—	100
Municipal obligations	—	11	—	11
Equities	8	—	—	8
Total investment securities	$712	$111	$—	$823

Inventory securities:
Municipal obligations	$—	$33	$—	$33
Equities	29	—	—	29
Certificates of deposit	—	5	—	5
Corporate bonds and notes	—	4	—	4
Mutual funds	3	—	—	3
Government and agency obligations	1	—	—	1
Total inventory securities	$33	$42	$—	$75

Other assets:
Client fractional share ownership assets	$710	$—	$—	$710

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$710	$—	$—	$710

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$144	$—	$144
Money market funds	49	—	—	49
Total cash equivalents	$49	$144	$—	$193

Investments segregated under federal regulations:
U.S. treasuries	$10,327	$—	$—	$10,327
Certificates of deposit	—	1,000	—	1,000
Total investments segregated under federal regulations	$10,327	$1,000	$—	$11,327

Securities owned:
Investment securities:
Government and agency obligations	$1,000	$—	$—	$1,000
Mutual funds(1)	310	—	—	310
Municipal obligations	—	11	—	11
Equities	8	—	—	8
Total investment securities	$1,318	$11	$—	$1,329

Inventory securities:
Municipal obligations	$—	$28	$—	$28
Corporate bonds and notes	—	21	—	21
Equities	20	—	—	20
Mutual funds	4	—	—	4
Government and agency obligations	3	—	—	3
Total inventory securities	$27	$49	$—	$76

Other assets:
Client fractional share ownership assets	$680	$—	$—	$680

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$680	$—	$—	$680

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of March 31, 2023 and December 31, 2022, the outstanding amount of Partnership loans was $523 and $335, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $10 and $3 for the three-month periods ended March 31, 2023 and March 25, 2022, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Three Months Ended
	March 31, 2023	March 25, 2022
Partnership loans outstanding at beginning of period	$335	$321
Partnership loans issued during the period	312	264
Repayment of Partnership loans during the period	(124)	(160)
Total Partnership loans outstanding	$523	$425

The minimum 7.5% annual return on the face amount of limited partnership capital was $33 and $23 for the three-month periods ended March 31, 2023 and March 25, 2022, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of limited partnership interest ("Interests") issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future.

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

EJ Canada is a registered broker-dealer regulated by the New Self-Regulatory Organization of Canada ("New SRO") in 2023, and previously was regulated by the Investment Industry Regulatory Organization of Canada ("IIROC") in 2022. Under the regulations prescribed by IIROC through December 31, 2022 and the New SRO thereafter, EJ Canada was and is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	March 31, 2023	December 31, 2022
U.S.:
Net capital	$1,101	$1,038
Net capital in excess of the minimum required	$1,032	$965
Net capital as a percentage of aggregate debit items	31.9%	28.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	15.4%	13.3%

Canada:
Regulatory risk-adjusted capital	$112	$103
Regulatory risk-adjusted capital in excess of the minimum required	$111	$102

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

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a current financial advisor as a putative collective action alleging gender discrimination under the Fair Labor Standards Act, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. On March 31, 2023, the district court denied the motion to dismiss and lifted the stay of proceedings.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Edward Jones and JFC filed an answer to the amended complaint on April 17, 2023. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of March 31, 2023, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $31 as of March 31, 2023. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of March 31, 2023 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 31, 2023	March 25, 2022
Net revenue:
U.S.	$3,190	$2,944
Canada	95	89
Total net revenue	$3,285	$3,033

Pre-variable income:
U.S.	$793	$819
Canada	20	17
Total pre-variable income	$813	$836

Variable compensation:
U.S.	$403	$464
Canada	9	11
Total variable compensation	$412	$475

Income before allocations to partners:
U.S.	$390	$355
Canada	11	6
Total income before allocations to partners	$401	$361

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
March 31, 2023	$647	—	647	—	(647)	$—
December 31, 2022	$437	—	437	—	(437)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Three Months Ended
	March 31, 2023	March 25, 2022
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$312	$264
Repayment of partnership loans through distributions from partnership capital in current period	$68	$116

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 31, 2023	March 25, 2022
Cash and cash equivalents	$1,940	$1,306
Cash and investments segregated under federal regulations	15,800	20,232
Less: Investments segregated under federal regulations	11,067	14,835
Total cash, cash equivalents and restricted cash	$6,673	$6,703

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics for the three-month periods ended March 31, 2023 and March 25, 2022. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 31, 2023	March 25, 2022	% Change
Revenue:
Fee revenue	$2,685	$2,675	—
% of net revenue	82%	88%	-7%
Trade revenue	340	389	-13%
% of net revenue	10%	13%	-23%
Interest and dividends	276	44	527%
Other revenue (loss), net	58	(52)	212%
Total revenue	3,359	3,056	10%
Interest expense	74	23	222%
Net revenue	3,285	3,033	8%
Operating expenses	2,884	2,672	8%
Income before allocations to partners	$401	$361	11%

Related metrics:
Income before allocations to partners margin(1)	11.9%	11.8%	1%
Client assets under care ($ billions):
Total:
At period end	$1,728	$1,746	-1%
Average	$1,693	$1,758	-4%
Advisory programs:
At period end	$657	$674	-3%
Average	$644	$679	-5%
Client dollars invested ($ billions)(2):
Trade	$60	$25	140%
Advisory programs	$7	$16	-56%
Client households at period end	6.2	6.0	3%
Net new households for the period (actual)(3)	73,603	60,862	21%
Net new assets for the period ($ billions)(4):	$33	$19	73%
Financial advisors (actual):
At period end	18,850	18,772	—
Average	18,826	18,799	—
Attrition %(5)	5.2%	5.6%	-7%
Dow Jones Industrial Average (actual):
At period end	33,274	34,861	-5%
Average for period	33,218	34,683	-4%
S&P 500 Index (actual):
At period end	4,109	4,543	-10%
Average for period	3,998	4,461	-10%
Bloomberg Aggregate Bond Index (actual):
At period end	100	106	-6%
Average for period	99	110	-10%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

First Quarter 2023 versus First Quarter 2022 Overview

Even with continued market volatility, economic uncertainty, and the rising interest rate environment, the Partnership ended the first quarter of 2023 with a 73% increase in net new assets compared to the same period in 2022, reflecting growth in asset inflows and a 21% increase in net new households. The Partnership ended the first quarter of 2023 with 18,850 financial advisors, an increase of 78 compared to the first quarter of 2022.

The Partnership ended the first quarter of 2023 with $1.7 trillion in client assets under care ("AUC"), a 1% decrease compared to the end of the first quarter of 2022, reflecting declines in market levels, partially offset by increases in net new assets. Average client AUC decreased 4% and advisory programs' average AUC decreased 5% in the first quarter of 2023 due to lower average market levels, partially offset by the cumulative impact of net new assets and client dollars invested in advisory programs, respectively.

Net revenue increased 8% to $3,285 primarily due to increases in net interest and dividends revenue and other revenue, partially offset by a decrease in trade revenue. The increase in net interest and dividends revenue reflected rising interest rates. The increase in other revenue was due to unrealized gains on the Partnership's U.S. Treasury investment securities resulting from changes in long-term interest rate expectations in the market and certain securities reaching maturity, reversing the temporary unrealized losses in recent periods from rising interest rates. Other revenue also increased due to unrealized gains from the increase in the value of mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan caused by higher market levels at the end of the first quarter of 2023 than at the end of 2022, in contrast with the drop in market levels that had resulted in unrealized losses in the first quarter of 2022. The unrealized gains related to the economic hedge were offset by higher financial advisor compensation expense. Trade revenue decreased due to a decrease in overall margin earned from a change in product mix with a large portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn significantly lower margins than other products.

Operating expenses increased 8% to $2,884, primarily due to increases in home office and branch compensation and benefits and communications and data processing expenses as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its future objective of delivering comprehensive planning and advice for clients, as well as an increase in other operating expenses. Other operating expenses increased primarily due to increases in costs associated with resuming in-person meetings and events and legal.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 11% to $401. Income before allocations to partners margin was 11.9%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2023 AND MARCH 25, 2022

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, slightly increased to $2,685 in the first quarter of 2023 compared to the same period in 2022. A discussion of fee revenue components follows.

	Three Months Ended
	March 31, 2023	March 25, 2022	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,847	$1,927	-4%
Service fees	361	408	-12%
Cash solutions fees	135	8	1,588%
Other asset-based fees	158	160	-1%
Total asset-based fee revenue	2,501	2,503	—
Account and activity fee revenue:
Shareholder accounting services fees	115	111	4%
Other account and activity fee revenue	69	61	13%
Total account and activity fee revenue	184	172	7%
Total fee revenue	$2,685	$2,675	—

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$631.3	$665.8	-5%
Mutual fund assets held outside of advisory programs	$521.7	$581.2	-10%
Insurance	$76.9	$87.1	-12%
Cash solutions	$45.1	$54.4	-17%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue slightly decreased to $2,501 in the first quarter of 2023 compared to the same period in 2022, which was primarily due to decreases in revenue from advisory program fees and service fees, offset by an increase in revenue from cash solutions fees. Advisory programs revenue decreased due to the decrease in the average value of advisory program assets resulting from lower average market levels, partially offset by the cumulative impact of client dollars invested. Service fees revenue decreased due to the decrease in the average value of mutual fund assets held outside of advisory programs resulting from lower average market levels. Cash solutions fee revenue increased primarily due to higher interest margin earned on client assets invested in cash solutions and the absence of fee waivers that were incurred in the first quarter of 2022 to maintain a positive client yield on the Money Market Fund, in each case, resulting from higher interest rates.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 13% to $340 in the first quarter of 2023 compared to the same period in 2022. A discussion of trade revenue components follows.

	Three Months Ended
	March 31, 2023		March 25, 2022		% Change
Trade revenue:
Commissions revenue:
Equities	$116		$160		-28%
Mutual funds	100		154		-35%
Insurance products and other	72		64		13%
Total commissions revenue	$288		$378		-24%
Principal transactions	52		11		373%
Total trade revenue	$340		$389		-13%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$7.9	13%	$11.3	44%	-30%
Mutual funds	5.7	10%	9.3	37%	-39%
Insurance products and other	2.4	4%	1.5	6%	60%
Principal transactions	43.5	73%	3.3	13%	1,218%
Total client dollars invested	$59.5		$25.4		134%

Margin per $1,000 invested	$5.7		$15.3		-63%
U.S. business days	62		58		7%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The decrease in trade revenue in the first quarter of 2023 compared to the same period in 2022 was due to a decrease in mutual funds and equities commissions revenue and the overall margin earned, which was partially offset by an increase in principal transactions revenue. Mutual funds and equities commissions revenue decreased due to the decrease in client dollars invested in mutual funds and equities. Overall margin decreased due to a change in product mix with a large portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn significantly lower margins than other products. The shift in product mix and increase in principal transactions revenue was due to a significant increase in client dollars invested in fixed income products during the higher interest rate environment in the first quarter of 2023.

Net Interest and Dividends

Net interest and dividends revenue increased $181 to $202 in the first quarter of 2023 compared to the same period in 2022, primarily due to increases in interest income earned on investments and client margin loans, reflecting higher interest rates. The increase in interest and dividends revenue was partially offset by increases in customer credit interest expense, reflecting rising interest rates, and the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners in accordance with the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the "Partnership Agreement"), which increased due to the issuance of $568 of limited partnership interests ("Interests") in early 2023.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 8% to $2,884 in the first quarter of 2023 compared to the same period in 2022 primarily due to increases in home office and branch compensation and benefits, communications and data processing and other operating expenses. A discussion of operating expense components follows.

	Three Months Ended
	March 31, 2023	March 25, 2022	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,270	$1,229	3%
Home office and branch	565	444	27%
Variable compensation	412	475	-13%
Total compensation and benefits	2,247	2,148	5%

Communications and data processing	201	146	38%
Occupancy and equipment	151	143	6%
Fund sub-adviser fees	64	63	2%
Professional and consulting fees	45	40	13%
Other operating expenses	176	132	33%
Total operating expenses	$2,884	$2,672	8%

Related metrics (actual):
Number of branches:
At period end	15,801	15,576	1%
Average	15,799	15,549	2%
Financial advisors:
At period end	18,850	18,772	—
Average	18,826	18,799	—
Branch team support members(1):
At period end	18,046	17,646	2%
Average	17,983	17,595	2%
Home office associates(1):
At period end	9,119	7,396	23%
Average	9,027	7,600	19%

(1)
Counted on a full-time equivalent basis.

Financial advisor compensation and benefits expense increased 3% to $1,270 in the first quarter of 2023. The increase in the first quarter of 2023 was primarily due to increases in travel incentive program costs, increased future liabilities as a result of corresponding unrealized gains related to the economic hedge for the non-qualified deferred compensation plan, increased compensation related to new assets and increased retirement transition plan costs, partially offset by a decrease in commissions expense due to the decrease in revenues on which commissions are earned.

Home office and branch compensation and benefits expense increased 27% to $565 in the first quarter of 2023 due to an increase in the number of associates to support the Partnership's long-term growth objectives and higher average wages and healthcare costs.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The decrease in variable compensation of 13% to $412 in the first quarter of 2023 was primarily due to a decrease in branch profitability.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Communications and data processing expenses increased 38% to $201 in the first quarter of 2023 due to the Partnership's continued intentional investments in technology infrastructure and digital initiatives to support its future objective of delivering comprehensive planning and advice for clients.

Other operating expenses increased 33% to $176 in the first quarter of 2023 primarily due to increases in costs associated with resuming in-person meetings and events and legal.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 31, 2023	March 25, 2022	% Change
Net revenue:
U.S.	$3,190	$2,944	8%
Canada	95	89	7%
Total net revenue	3,285	3,033	8%

Operating expenses (excluding variable compensation):
U.S.	2,397	2,125	13%
Canada	75	72	4%
Total operating expenses	2,472	2,197	13%

Pre-variable income:
U.S.	793	819	-3%
Canada	20	17	18%
Total pre-variable income	813	836	-3%

Variable compensation:
U.S.	403	464	-13%
Canada	9	11	-18%
Total variable compensation	412	475	-13%

Income before allocations to partners:
U.S.	390	355	10%
Canada	11	6	83%
Total income before allocations to partners	$401	$361	11%

Client assets under care ($ billions):
U.S.
At period end	$1,691.0	$1,707.0	-1%
Average	$1,656.7	$1,719.0	-4%
Canada
At period end	$37.2	$39.4	-6%
Average	$36.6	$38.8	-6%

Net new assets for the period ($ billions):
U.S.	$32.8	$18.2	80%
Canada	$0.6	$0.9	-33%

Financial advisors (actual):
U.S.
At period end	18,009	17,921	—
Average	17,987	17,947	—
Canada
At period end	841	851	-1%
Average	839	852	-2%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 8% to $3,190 in the first quarter of 2023 compared to the same period in 2022, primarily due to increases in net interest and dividend revenue and other revenue, partially offset by a decrease in trade revenue. Net interest and dividends revenue increased as a result of higher interest rates in the first quarter of 2023. The increase in other revenue was due to unrealized gains on the Partnership's U.S. Treasury investment securities resulting from changes in long-term interest rate expectations in the market and certain securities reaching maturity, reversing the temporary unrealized losses in recent periods from rising interest rates. Other revenue also increased due to unrealized gains from the increase in the value of mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan caused by higher market levels at the end of the first quarter of 2023 than at the end of 2022, in contrast with the drop in market levels that had resulted in unrealized losses in the first quarter of 2022. The unrealized gains related to the economic hedge were offset by higher financial advisor compensation expense. Trade revenue decreased due to a decrease in overall margin earned from a change in product mix with a large portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn significantly lower margins than other products.

Operating expenses (excluding variable compensation) increased 13% to $2,397 in the first quarter of 2023 compared to the same period in 2022, primarily due to increases in home office and branch compensation and benefits, communications and data processing and other operating expenses. Home office and branch compensation increased due to an increase in the number of associates to support the Partnership's long-term growth objectives and higher average wages and healthcare costs. The increase in communications and data processing expense was due to the Partnership's continued intentional investments in technology infrastructure and digital initiatives to support its future objective of delivering comprehensive planning and advice for clients. Other operating expenses increased due to increases in costs associated with resuming in-person meetings and events and legal.

Net income before allocations to partners increased 10% to $390 in the first quarter of 2023 compared to the same period in 2022.

Canada

Net revenue increased 7% to $95 in the first quarter of 2023 compared to the same period in 2022, primarily due to an increase in net interest and dividends revenue resulting from higher interest rates, partially offset by a decrease in asset-based fee revenue. Asset-based fee revenue decreased 6% to $62, resulting from lower average market levels.

Operating expenses (excluding variable compensation) increased 4% to $75 in the first quarter of 2023 compared to the same period in 2022, primarily due to increases in other operating expenses, including management fees and advertising costs.

Net income before allocations to partners increased $5 to $11 in the first quarter of 2023 compared to the same period in 2022.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 22% and 27% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three-month periods ended March 31, 2023 and March 25, 2022, respectively.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to meet growth needs or for other purposes. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future.

The Partnership’s capital subject to mandatory redemption as of March 31, 2023, net of reserve for anticipated withdrawals, was $4,059, an increase of $704 from December 31, 2022. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($568, $65 and $312, respectively) and the retention of a portion of general partner earnings ($39), partially offset by the net increase in Partnership loans outstanding ($188) and the redemption of limited partner, subordinated limited partner and general partner interests ($7, $14 and $71, respectively). During both of the three-month periods ended March 31, 2023 and March 25, 2022, the Partnership retained 13.8% of income allocated to general partners.

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

	As of March 31, 2023
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,773	$669	$2,140	$4,582
Partnership capital owned by partners with individual loans	$864	$—	$1,147	$2,011
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	49%	—	54%	44%

Individual loans:
Individual bank loans	$279	$—	$—	$279
Individual Partnership loans	—	—	523	523
Total individual loans	$279	$—	$523	$802
Individual loans as a percent of total Partnership capital	16%	—	24%	18%
Individual loans as a percent of respective Partnership capital owned by partners with loans	32%	—	46%	40%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 31, 2023	December 31, 2022
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of March 31, 2023, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of March 31, 2023 or December 31, 2022. In addition, the Partnership did not have any draws against these lines of credit during the three-month period ended March 31, 2023.

Cash Activity

As of March 31, 2023, the Partnership had $1,940 in cash and cash equivalents and $647 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $2,587 of Partnership liquidity as of March 31, 2023, a 12% increase from $2,319 as of December 31, 2022. The Partnership held $400 and $1,000 in government and agency obligations as of March 31, 2023 and December 31, 2022, respectively, primarily to help facilitate cash management and maintain firm liquidity. The Partnership had $15,800 and $17,827 in cash and investments segregated under federal regulations as of March 31, 2023 and December 31, 2022, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to a decrease in cash held in clients' accounts, resulting in a corresponding decrease in payables to clients. Changes in cash were due to the daily client cash activity in relation to the weekly segregation requirement.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

EJ Canada is a registered broker-dealer regulated by the New Self-Regulatory Organization of Canada ("New SRO") in 2023, and previously was regulated by the Investment Industry Regulatory Organization of Canada ("IIROC") in 2022. Under the regulations prescribed by IIROC through December 31, 2022 and the New SRO thereafter, EJ Canada was and is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	March 31, 2023	December 31, 2022	% Change
U.S.:
Net capital	$1,101	$1,038	6%
Net capital in excess of the minimum required	$1,032	$965	7%
Net capital as a percentage of aggregate debit items	31.9%	28.4%	12%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	15.4%	13.3%	16%

Canada:
Regulatory risk-adjusted capital	$112	$103	9%
Regulatory risk-adjusted capital in excess of the minimum required	$111	$102	9%

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, the U.S. federal debt ceiling, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report, as supplemented by Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, government and agency obligations and securities purchased under agreements to resell, and investments segregated under federal regulations. Client margin loans and investments averaged $3.6 billion and $20.2 billion, respectively, for the three-month period ended March 31, 2023 and earned interest at an average annual rate of approximately 752 and 374 basis points (7.52% and 3.74%), respectively, during the first quarter of 2023. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase or decrease in short-term interest rates could increase or decrease, respectively, its annual net interest income by approximately $134 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2023.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 8 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's Annual Report.

ITEM 1A. RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussions in Part I, Item 1A – Risk Factors of the Partnership's Annual Report. The following risk factor supplements the risk factors in Part I, Item 1A – Risk Factors – Risks Related to the Partnership's Business of the Partnership's Annual Report.

INSTABILITY IN THE BANKING INDUSTRY - The recent closures of certain banks have led to uncertainty and volatility in the markets and the banking industry. The failure of additional banks or instability in the banking industry could have a material negative effect on the Partnership's profitability, liquidity and operations.

Recent bank closures have raised industry-wide concerns regarding possible further instability in the banking industry. Continued market volatility may result in decreases in revenue, adversely impacting the Partnership's profitability. The Partnership maintains cash balances at several financial institutions, often with balances in excess of the Federal Deposit Insurance Corporation insurance coverage limits. Future sudden or significant adverse developments that affect the financial institutions the Partnership or its clients do business with, or that lead to widespread disruption in the broader financial services industry or economy, may directly or indirectly cause the Partnership to experience reduced liquidity and losses and could negatively impact the Partnership's operations and ability to meet its obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following the issuance of subordinated limited partnership interests (“SLP Interests”) reflected in the Current Report on Form 8-K filed by the Partnership on January 11, 2023, the Partnership issued an additional $5.4 million of SLP Interests to retiring general partners during the first quarter of 2023. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or solicitation.

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

Seventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 16, 2022, incorporated by reference from Exhibit 3.9 to The Jones Financial Companies, L.L.L.P Form 10-Q for the quarterly period ended September 30, 2022.

3.10	*

Eighth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 21, 2022, incorporated by reference from Exhibit 3.10 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2022.

3.11	*

Ninth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 21, 2022, incorporated by reference from Exhibit 3.11 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2022.

3.12	*

Tenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 25, 2023, incorporated by reference from Exhibit 3.12 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2022.

3.13	*

Eleventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 23, 2023, incorporated by reference from Exhibit 3.13 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2022.

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

3.14	**	Twelfth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 16, 2023.
3.15	**	Thirteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 18, 2023.
31.1	**

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
May 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 9, 2023
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	May 9, 2023
Andrew T. Miedler