Form 10-Q
period 2023-06-30
JONES FINANCIAL COMPANIES LLLP
filed 2023-08-11
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, 1,762,482 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	June 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$1,891	$1,882
Cash and investments segregated under federal regulations	14,865	17,827
Securities purchased under agreements to resell	1,394	437
Receivables from:
Clients	4,063	4,375
Mutual funds, insurance companies and other	850	850
Brokers, dealers and clearing organizations	341	400
Securities owned, at fair value:
Investment securities	437	1,329
Inventory securities	129	76
Lease right-of-use assets	986	922
Fixed assets, at cost, net of accumulated depreciation and amortization	952	862
Other assets	1,044	932

TOTAL ASSETS	$26,952	$29,892

LIABILITIES:
Payables to:
Clients	$18,514	$21,359
Brokers, dealers and clearing organizations	187	392
Accrued compensation and employee benefits	1,758	2,165
Accounts payable, accrued expenses and other	1,089	1,199
Lease liabilities	1,017	958
	22,565	26,073
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,766	1,212
Subordinated limited partners	670	618
General partners	1,684	1,525
Total	4,120	3,355
Reserve for anticipated withdrawals	267	464
Total partnership capital subject to mandatory redemption	4,387	3,819

TOTAL LIABILITIES	$26,952	$29,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Revenue:
Fee revenue
Asset-based	$2,600	$2,444	$5,101	$4,947
Account and activity	192	172	376	344
Total fee revenue	2,792	2,616	5,477	5,291
Trade revenue	345	392	685	781
Interest and dividends	283	76	559	120
Other revenue (loss), net	26	(46)	84	(98)
Total revenue	3,446	3,038	6,805	6,094
Interest expense	72	24	146	47
Net revenue	3,374	3,014	6,659	6,047
Operating expenses:
Compensation and benefits	2,318	2,086	4,565	4,234
Communications and data processing	228	159	429	305
Occupancy and equipment	155	144	306	287
Fund sub-adviser fees	67	63	131	126
Professional and consulting fees	38	44	83	84
Other operating expenses	158	163	334	295
Total operating expenses	2,964	2,659	5,848	5,331

Income before allocations to partners	410	355	811	716

Allocations to partners:
Limited partners	69	42	137	85
Subordinated limited partners	46	41	91	84
General partners	295	272	583	547
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$37.03	$34.31	$73.18	$69.22

Weighted average $1,000 equivalent limited partnership units outstanding	1,767,251	1,221,821	1,771,494	1,224,068

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	618	1,860	3,690
Issuance of partnership interests	568	65	312	945
Redemption of partnership interests	(7)	(14)	(71)	(92)
Income allocated to partners	68	45	288	401
Distributions	(2)	—	(20)	(22)
Total partnership capital, including capital financed with partnership loans, March 31, 2023	1,839	714	2,369	4,922
Issuance of partnership interests	—	2	6	8
Redemption of partnership interests	(7)	(1)	(16)	(24)
Income allocated to partners	69	46	295	410
Distributions	(9)	(75)	(358)	(442)
Total partnership capital, including capital financed with partnership loans, June 30, 2023	1,892	686	2,296	4,874
Partnership loans outstanding, June 30, 2023	—	—	(487)	(487)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 30, 2023	$1,892	$686	$1,809	$4,387
Reserve for anticipated withdrawals	(126)	(16)	(125)	(267)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 30, 2023	$1,766	$670	$1,684	$4,120

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 30, 2023	June 24, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	811	716
Depreciation and amortization	268	240

Changes in assets and liabilities:
Investments segregated under federal regulations	1,060	(612)
Securities purchased under agreements to resell	(957)	442
Net payable to clients	(2,533)	775
Net receivable from brokers, dealers and clearing organizations	(146)	(129)
Receivable from mutual funds, insurance companies and other	—	(89)
Securities owned	839	105
Other assets	(114)	(12)
Lease liabilities	(168)	(161)
Accrued compensation and employee benefits	(407)	(731)
Accounts payable, accrued expenses and other	(105)	(283)
Net cash (used in) provided by operating activities	(1,452)	261

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(198)	(128)
Cash used in investing activities	(198)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	58	45
Issuance of partnership interests	635	56
Redemption of partnership interests	(116)	(79)
Distributions from partnership capital	(820)	(812)
Net cash used in financing activities	(243)	(790)
Net decrease in cash, cash equivalents and restricted cash	(1,893)	(657)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,382	7,706
End of period	$6,489	$7,049

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2023 and November 30, 2022 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and six-month periods ended May 31, 2023 and 2022 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and six-month periods ended June 30, 2023 and June 24, 2022, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). The results of operations for the three- and six- month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and six-month periods ended June 30, 2023 and June 24, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $85 and $168 and $81 and $161, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $119 and $227 and $81 and $156, respectively. The weighted-average remaining lease term was four years as of both June 30, 2023 and December 31, 2022, and the weighted-average discount rate was 3.1% and 2.6%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Operating lease cost	$84	$81	$167	$163
Variable lease cost	17	17	34	32
Total lease cost	$101	$98	$201	$195

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

June 30, 2023
2023	$165
2024	294
2025	234
2026	177
2027	114
Thereafter	114
Total lease payments	1,098
Less: Interest	81
Total present value of lease liabilities	$1,017

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of June 30, 2023 and December 31, 2022, collateral held for receivables from clients was $4,579 and $5,094, respectively, and collateral held for securities purchased under agreements to resell was $1,418 and $441, respectively. Given the nature of the agreements, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, December 31, 2022 and December 31, 2021, $696, $637 and $695, respectively, of the receivable from clients balance and $342, $328 and $335, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of June 30, 2023 and December 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended June 30, 2023			Three Months Ended June 24, 2022
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,888	$39	$1,927	$1,804	$37	$1,841
Service fees	344	24	368	354	28	382
Cash solutions fees	143	—	143	58	—	58
Other asset-based fees	162	—	162	163	—	163
Total asset-based fee revenue	2,537	63	2,600	2,379	65	2,444
Account and activity fee revenue:
Shareholder accounting services fees	115	—	115	113	—	113
Other account and activity fee revenue	73	4	77	55	4	59
Total account and activity fee revenue	188	4	192	168	4	172
Total fee revenue	2,725	67	2,792	2,547	69	2,616
Trade revenue:
Commissions	283	11	294	338	14	352
Principal transactions	49	2	51	39	1	40
Total trade revenue	332	13	345	377	15	392
Total revenue from customers	3,057	80	3,137	2,924	84	3,008
Net interest and dividends and other revenue (loss)	222	15	237	(3)	9	6
Net revenue	$3,279	$95	$3,374	$2,921	$93	$3,014

	Six Months Ended June 30, 2023			Six Months Ended June 24, 2022
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,698	$76	$3,774	$3,694	$74	$3,768
Service fees	680	49	729	733	57	790
Cash solutions fees	278	—	278	66	—	66
Other asset-based fees	320	—	320	323	—	323
Total asset-based fee revenue	4,976	125	5,101	4,816	131	4,947
Account and activity fee revenue:
Shareholder accounting services fees	230	—	230	224	—	224
Other account and activity fee revenue	139	7	146	113	7	120
Total account and activity fee revenue	369	7	376	337	7	344
Total fee revenue	5,345	132	5,477	5,153	138	5,291
Trade revenue:
Commissions	561	21	582	704	26	730
Principal transactions	99	4	103	49	2	51
Total trade revenue	660	25	685	753	28	781
Total revenue from customers	6,005	157	6,162	5,906	166	6,072
Net interest and dividends and other revenue (loss)	464	33	497	(41)	16	(25)
Net revenue	$6,469	$190	$6,659	$5,865	$182	$6,047

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

The Partnership did not have any assets or liabilities categorized as Level III during the six- and twelve-month periods ended June 30, 2023 and December 31, 2022, respectively.

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	June 30, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$188	$—	$188
Money market funds	39	—	—	39
Total cash equivalents	$39	$188	$—	$227

Investments segregated under federal regulations:
U.S. treasuries	$8,767	$—	$—	$8,767
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$8,767	$1,500	$—	$10,267

Securities owned:
Investment securities:
Mutual funds(1)	$316	$—	$—	$316
Certificates of deposit	—	100	—	100
Municipal obligations	—	11	—	11
Equities	10	—	—	10
Total investment securities	$326	$111	$—	$437

Inventory securities:
Certificates of deposit	$—	$57	$—	$57
Municipal obligations	—	39	—	39
Equities	24	—	—	24
Corporate bonds and notes	—	4	—	4
Mutual funds	4	—	—	4
Government and agency obligations	1	—	—	1
Total inventory securities	$29	$100	$—	$129

Other assets:
Client fractional share ownership assets	$756	$—	$—	$756

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$756	$—	$—	$756

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$144	$—	$144
Money market funds	49	—	—	49
Total cash equivalents	$49	$144	$—	$193

Investments segregated under federal regulations:
U.S. treasuries	$10,327	$—	$—	$10,327
Certificates of deposit	—	1,000	—	1,000
Total investments segregated under federal regulations	$10,327	$1,000	$—	$11,327

Securities owned:
Investment securities:
Government and agency obligations	$1,000	$—	$—	$1,000
Mutual funds(1)	310	—	—	310
Municipal obligations	—	11	—	11
Equities	8	—	—	8
Total investment securities	$1,318	$11	$—	$1,329

Inventory securities:
Municipal obligations	$—	$28	$—	$28
Corporate bonds and notes	—	21	—	21
Equities	20	—	—	20
Mutual funds	4	—	—	4
Government and agency obligations	3	—	—	3
Total inventory securities	$27	$49	$—	$76

Other assets:
Client fractional share ownership assets	$680	$—	$—	$680

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$680	$—	$—	$680

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of June 30, 2023 and December 31, 2022, the outstanding amount of Partnership loans was $487 and $335, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $10 and $20 and $4 and $7 for the three- and six-month periods ended June 30, 2023 and June 24, 2022, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Six Months Ended
	June 30, 2023	June 24, 2022
Partnership loans outstanding at beginning of period	$335	$321
Partnership loans issued during the period	318	272
Repayment of Partnership loans during the period	(166)	(193)
Total Partnership loans outstanding	$487	$400

The minimum 7.5% annual return on the face amount of limited partnership capital was $33 and $66 and $23 and $46 for the three- and six-month periods ended June 30, 2023 and June 24, 2022, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

EJ Canada is a registered broker-dealer regulated by the Canadian Investment Regulatory Organization ("CIRO") in 2023 and was regulated by the Investment Industry Regulatory Organization of Canada ("IIROC") in 2022. Under the regulations prescribed by IIROC through December 31, 2022 and CIRO currently, EJ Canada was and is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	June 30, 2023	December 31, 2022
U.S.:
Net capital	$1,156	$1,038
Net capital in excess of the minimum required	$1,090	$965
Net capital as a percentage of aggregate debit items	34.9%	28.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	16.5%	13.3%

Canada:
Regulatory risk-adjusted capital	$116	$103
Regulatory risk-adjusted capital in excess of the minimum required	$115	$102

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

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. On June 9, 2023, the district court granted in part and denied in part the defendants' motion to dismiss, narrowing the plaintiff's EPA claim and related state-law claim to one of her roles at the company, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. Edward Jones filed its answer to the amended complaint on June 23, 2023. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of June 30, 2023, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $31 as of June 30, 2023. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of June 30, 2023 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Net revenue:
U.S.	$3,279	$2,921	$6,469	$5,865
Canada	95	93	190	182
Total net revenue	$3,374	$3,014	$6,659	$6,047

Pre-variable income:
U.S.	$863	$755	$1,656	$1,574
Canada	21	19	41	36
Total pre-variable income	$884	$774	$1,697	$1,610

Variable compensation:
U.S.	$462	$406	$865	$870
Canada	12	13	21	24
Total variable compensation	$474	$419	$886	$894

Income before allocations to partners:
U.S.	$401	$349	$791	$704
Canada	9	6	20	12
Total income before allocations to partners	$410	$355	$811	$716

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
June 30, 2023	$1,394	—	1,394	—	(1,394)	$—
December 31, 2022	$437	—	437	—	(437)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Six Months Ended
	June 30, 2023	June 24, 2022
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$318	$272
Repayment of partnership loans through distributions from partnership capital in current period	$108	$148

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 30, 2023	June 24, 2022
Cash and cash equivalents	$1,891	$1,258
Cash and investments segregated under federal regulations	14,865	20,711
Less: Investments segregated under federal regulations	10,267	14,920
Total cash, cash equivalents and restricted cash	$6,489	$7,049

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue (loss), net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding and the balances of Partnership loans. Other revenue (loss), net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics for the three- and six-month periods ended June 30, 2023 and June 24, 2022. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 24, 2022	% Change	June 30, 2023	June 24, 2022	% Change
Revenue:
Fee revenue	$2,792	$2,616	7%	$5,477	$5,291	4%
% of net revenue	83%	87%	-5%	82%	87%	-6%
Trade revenue	345	392	-12%	685	781	-12%
% of net revenue	10%	13%	-23%	10%	13%	-23%
Interest and dividends	283	76	272%	559	120	366%
Other revenue (loss), net	26	(46)	157%	84	(98)	186%
Total revenue	3,446	3,038	13%	6,805	6,094	12%
Interest expense	72	24	200%	146	47	211%
Net revenue	3,374	3,014	12%	6,659	6,047	10%
Operating expenses	2,964	2,659	11%	5,848	5,331	10%
Income before allocations to partners	$410	$355	15%	$811	$716	13%

Related metrics:
Income before allocations to partners margin(1)	11.9%	11.7%	2%	11.9%	11.7%	2%
Client assets under care ($ billions):
Total:
At period end	$1,804	$1,589	14%	$1,804	$1,589	14%
Average	$1,756	$1,663	6%	$1,724	$1,705	1%
Advisory programs:
At period end	$688	$614	12%	$688	$614	12%
Average	$668	$642	4%	$656	$658	—
Client dollars invested ($ billions)(2):
Trade	$57	$35	63%	$117	$60	95%
Advisory programs	$8	$9	-11%	$15	$25	-40%
Client households at period end	6.3	6.0	5%	$6.3	6.0	5%
Net new households for the period (actual)(3)	42,584	42,092	1%	$116,187	$102,954	13%
Net new assets for the period ($ billions)(4):	$24	$20	20%	$57	$39	46%
Financial advisors (actual):
At period end	18,892	18,755	1%	$18,892	18,755	1%
Average	18,878	18,752	1%	$18,852	18,776	—
Attrition %(5)	4.7%	6.0%	-22%	5.0%	5.8%	-14%
Dow Jones Industrial Average (actual):
At period end	34,408	31,501	9%	34,408	31,501	9%
Average for period	33,637	32,976	2%	33,429	33,793	-1%
S&P 500 Index (actual):
At period end	4,450	3,912	14%	4,450	3,912	14%
Average for period	4,205	4,160	1%	4,101	4,304	-5%
Bloomberg Aggregate Bond Index (actual):
At period end	98	101	-3%	98	101	-3%
Average for period	99	103	-4%	99	107	-7%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2023 versus Second Quarter 2022 Overview

The Partnership ended the second quarter of 2023 with $1.8 trillion in client assets under care ("AUC"), a 14% increase compared to the end of the second quarter of 2022, reflecting increases in equity market levels and net new assets, partially offset by decreases in bond market levels. Net new assets increased 20% during the second quarter of 2023 compared to the same period in 2022, reflecting growth in asset inflows and a 1% increase in net new households. Financial advisors increased 137 to 18,892 as of the end of the second quarter of 2023 compared to the same period in 2022.

Average client AUC increased 6% and advisory programs' average AUC increased 4% in the second quarter of 2023 due to the cumulative impact of net new assets and higher average equity market levels.

Net revenue increased 12% to $3,374 primarily due to increases in fee revenue and net interest and dividends revenue. The increase in fee revenue was due to increases in advisory programs and cash solutions. Advisory programs fees revenue increased due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels. Increases in cash solutions and net interest and dividends revenue reflected rising interest rates.

Operating expenses increased 11% to $2,964, primarily due to increases in compensation and benefits expense and communications and data processing expenses. Financial advisor compensation increased primarily due to increased future liabilities as a result of corresponding unrealized gains from the increase in value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. Home office and branch compensation and benefits and communications and data processing expenses increased as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients. Variable compensation increased due to increased Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 15% to $410. Income before allocations to partners margin was 11.9%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended June 30, 2023 versus Six Months Ended June 24, 2022 Overview

The Partnership ended the first half of 2023 with a 46% increase in net new assets compared to the same period in 2022, reflecting growth in asset inflows and a 13% increase in net new households.

Average client AUC increased 1% during the first half of 2023 compared to the same period in 2022 due to the cumulative impact of net new assets, partially offset by lower average market levels. Advisory programs' average AUC slightly decreased in the first half of 2023 due to lower average market levels, partially offset by the cumulative impact of client dollars invested in advisory programs.

Net revenue increased 10% to $6,659 due to increases in net interest and dividends revenue, fee revenue and other revenue, partially offset by a decrease in trade revenue. The increases in net interest and dividends revenue and fee revenue reflected rising interest rates. The increase in other revenue was due to the Partnership's U.S. Treasury investment securities reaching maturity, reversing the temporary unrealized losses in recent periods. Other revenue also increased due to unrealized gains from the economic hedge for the non-qualified deferred compensation plan, referenced above, caused by higher market levels at the end of the first half of 2023, in contrast with unrealized losses caused by lower market levels at the end of the first half of 2022. The unrealized gains related to the economic hedge were offset by higher financial advisor compensation expense. Trade revenue decreased due to a decrease in overall margin earned.

Operating expenses increased 10% to $5,848, primarily due to increases in compensation and benefits expense and communications and data processing expenses. Home office and branch compensation and benefits and communications and data processing expenses increased as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients. Financial advisor compensation increased primarily due to increased future liabilities as a result of corresponding unrealized gains related to the economic hedge, referenced above.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 13% to $811. Income before allocations to partners margin was 11.9%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2023 AND JUNE 24, 2022

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 7% to $2,792 and 4% to $5,477 in the second quarter and first half of 2023, respectively, compared to the same periods in 2022. A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 24, 2022	% Change	June 30, 2023	June 24, 2022	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,927	$1,841	5%	$3,774	$3,768	—
Service fees	368	382	-4%	729	790	-8%
Cash solutions fees	143	58	147%	278	66	321%
Other asset-based fees	162	163	-1%	320	323	-1%
Total asset-based fee revenue	2,600	2,444	6%	5,101	4,947	3%
Account and activity fee revenue:
Shareholder accounting services fees	115	113	2%	230	224	3%
Other account and activity fee revenue	77	59	31%	146	120	22%
Total account and activity fee revenue	192	172	12%	376	344	9%
Total fee revenue	$2,792	$2,616	7%	$5,477	$5,291	4%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$654.7	$629.7	4%	$642.9	$645.8	—
Mutual fund assets held outside of advisory programs	$537.8	$538.4	—	$529.7	$558.1	-5%
Insurance	$77.3	$81.1	-5%	$77.2	$83.9	-8%
Cash solutions	$43.3	$53.7	-19%	$44.2	$53.9	-18%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 6% to $2,600 in the second quarter of 2023 compared to the same period in 2022, which was primarily due to the increases in revenue from advisory program fees and cash solutions fees. Advisory programs fee revenue increased due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels. Despite the decrease in average cash solutions assets, cash solutions fees revenue increased due to higher interest margin earned, resulting from higher interest rates.

Overall asset-based fee revenue increased 3% to $5,101 in the first half of 2023 compared to the same period in 2022, primarily due to the increase in revenue from cash solutions fees, partially offset by the decrease in service fees revenue. Despite the decrease in average cash solutions assets, cash solutions fees revenue increased due to higher interest margin earned and the absence of fee waivers that were incurred in the first half of 2022 to maintain a positive client yield on the Money Market Fund, in each case, resulting from higher interest rates in the first half of 2023. Service fees revenue decreased due to the decrease in the average value of mutual fund assets held outside of advisory programs resulting from lower average market levels.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 12% to $345 and $685 in the second quarter and first half of 2023, respectively, compared to the same periods in 2022. A discussion of trade revenue components follows.

	Three Months Ended					Six Months Ended
	June 30, 2023		June 24, 2022		% Change	June 30, 2023		June 24, 2022		% Change
Trade revenue:
Commissions revenue:
Equities	$124		$162		-23%	$240		$322		-25%
Mutual funds	100		125		-20%	200		279		-28%
Insurance products and other	70		65		8%	142		129		10%
Total commissions revenue	$294		$352		-16%	$582		$730		-20%
Principal transactions	51		40		28%	103		51		102%
Total trade revenue	$345		$392		-12%	$685		$781		-12%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$8.3	15%	$11.2	32%	-26%	$16.2	14%	$22.5	37%	-28%
Mutual funds	6.0	10%	7.4	21%	-19%	11.7	10%	16.7	28%	-30%
Insurance products and other	1.9	3%	2.1	6%	-10%	4.3	4%	3.6	6%	19%
Principal transactions	41.0	72%	14.3	41%	187%	84.5	72%	17.6	29%	380%
Total client dollars invested	$57.2		$35.0		63%	$116.7		$60.4		93%

Margin per $1,000 invested	$6.0		$11.2		-46%	$5.9		$12.9		-54%
U.S. business days	62		62		—	124		120		3%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The decreases in trade revenue in the second quarter and first half of 2023 compared to the same periods in 2022 were due to decreases in the overall margin earned and equities and mutual funds commissions revenue, partially offset by an increase in principal transactions revenue. Overall margin decreased due to a change in product mix with a large portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn significantly lower margins than other products. The shift in product mix and increase in principal transactions revenue was due to a significant increase in client dollars invested in fixed income products during the higher interest rate environment in the first half of 2023. Equities and mutual funds commissions revenue decreased due to the decrease in client dollars invested in equities and mutual funds.

Net Interest and Dividends

Net interest and dividends revenue increased $159 to $211 and $340 to $413 in the second quarter and first half of 2023, respectively, compared to the same periods in 2022, primarily due to an increase in interest income earned on investments, reflecting higher interest rates. The increase in interest and dividends revenue was partially offset by increases in customer credit interest expense, reflecting rising interest rates, and the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners in accordance with the Partnership’s Twenty-First Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated September 1, 2021 (the "Partnership Agreement"), which increased due to the issuance of $568 of limited partnership interests ("Interests") in early 2023.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 11% to $2,964 and 10% to $5,848 in the second quarter and first half of 2023, respectively, compared to the same periods in 2022. A discussion of operating expense components follows.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 24, 2022	% Change	June 30, 2023	June 24, 2022	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,271	$1,179	8%	$2,541	$2,408	6%
Home office and branch	573	488	17%	1,138	932	22%
Variable compensation	474	419	13%	886	894	-1%
Total compensation and benefits	2,318	2,086	11%	4,565	4,234	8%

Communications and data processing	228	159	43%	429	305	41%
Occupancy and equipment	155	144	8%	306	287	7%
Fund sub-adviser fees	67	63	6%	131	126	4%
Professional and consulting fees	38	44	-14%	83	84	-1%
Other operating expenses	158	163	-3%	334	295	13%
Total operating expenses	$2,964	$2,659	11%	$5,848	$5,331	10%

Related metrics (actual):
Number of branches:
At period end	15,876	15,641	2%	15,876	15,641	2%
Average	15,838	15,610	1%	15,821	15,580	2%
Financial advisors:
At period end	18,892	18,755	1%	18,892	18,755	1%
Average	18,878	18,752	1%	18,852	18,776	—
Branch team support members(1):
At period end	18,205	17,852	2%	18,205	17,852	2%
Average	18,160	17,763	2%	18,075	17,683	2%
Home office associates(1):
At period end	9,264	7,932	17%	9,264	7,932	17%
Average	9,181	7,894	16%	9,102	7,797	17%

(1)
Counted on a full-time equivalent basis.

The increase in operating expenses in the second quarter and first half of 2023 compared to the same periods in 2022 was primarily due to increases in compensation and benefits expense and communications and data processing expenses, which are described below.

Financial advisor compensation and benefits expense increased 8% to $1,271 and 6% to $2,541 in the second quarter and first half of 2023, respectively. The increase in the second quarter of 2023 was primarily due to increased future liabilities as a result of corresponding unrealized gains related to the economic hedge for the non-qualified deferred compensation plan, the increase in revenues on which commissions are earned and increased retirement transition plan ("RTP") costs from higher payouts and participation related to the implementation of changes to the RTP program compensation structure. The increase in financial advisor compensation in the first half of 2023 was primarily due to increases in future liabilities in relation to the non-qualified deferred compensation plan referenced above, travel incentive program costs from increases in program qualifiers and costs, RTP plan costs from higher payouts and participation related to the program changes referenced above and compensation related to new assets. The increase in financial advisor compensation was partially offset by a decrease in commissions expense due to the decrease in revenues on which commissions are earned.

Home office and branch compensation and benefits expense increased 17% to $573 and 22% to $1,138 in the second quarter and first half of 2023, respectively, due to an increase in the number of associates to support the Partnership's long-term growth objectives and higher average wages.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The increase in variable compensation of 13% to $474 in the second quarter of 2023 was due to increases in branch and Partnership profitability. Variable compensation decreased 1% to $886 in the first half of 2023 primarily due to decreased branch profitability in the first quarter of 2023, partially offset by increases in the Partnership's overall profitability in the first half of 2023.

Communications and data processing expenses increased 43% to $228 and 41% to $429 in the second quarter and first half of 2023, respectively, due to the Partnership's continued intentional investments in technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 24, 2022	% Change	June 30, 2023	June 24, 2022	% Change
Net revenue:
U.S.	$3,279	$2,921	12%	$6,469	$5,865	10%
Canada	95	93	2%	190	182	4%
Total net revenue	3,374	3,014	12%	6,659	6,047	10%

Operating expenses (excluding variable compensation):
U.S.	2,416	2,166	12%	4,813	4,291	12%
Canada	74	74	—	149	146	2%
Total operating expenses	2,490	2,240	11%	4,962	4,437	12%

Pre-variable income:
U.S.	863	755	14%	1,656	1,574	5%
Canada	21	19	11%	41	36	14%
Total pre-variable income	884	774	14%	1,697	1,610	5%

Variable compensation:
U.S.	462	406	14%	865	870	-1%
Canada	12	13	-8%	21	24	-13%
Total variable compensation	474	419	13%	886	894	-1%

Income before allocations to partners:
U.S.	401	349	15%	791	704	12%
Canada	9	6	50%	20	12	67%
Total income before allocations to partners	$410	$355	15%	$811	$716	13%

Client assets under care ($ billions):
U.S.
At period end	$1,765.4	$1,553.9	14%	$1,765.4	$1,553.9	14%
Average	$1,717.8	$1,625.3	6%	$1,686.7	$1,667.1	1%
Canada
At period end	$38.8	$35.2	10%	$38.8	$35.2	10%
Average	$37.7	$37.3	1%	$37.1	$37.9	-2%

Net new assets for the period ($ billions):
U.S.	$23.1	$18.9	22%	$55.7	$37.3	49%
Canada	$0.4	$0.7	-43%	$1.0	$1.5	-33%

Financial advisors (actual):
U.S.
At period end	18,053	17,910	1%	18,053	17,910	1%
Average	18,038	17,904	1%	18,013	17,926	—
Canada
At period end	839	845	-1%	839	845	-1%
Average	840	848	-1%	839	850	-1%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 12% to $3,279 in the second quarter of 2023, primarily due to increases in fee revenue and net interest and dividends revenue. The increase in fee revenue was due to increases in advisory programs and cash solutions. Advisory programs fee revenue increased due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels. Increases in cash solutions and net interest and dividends revenue reflected rising interest rates.

Net revenue increased 10% to $6,469 in the first half of 2023 due to increases in net interest and dividends revenue, fee revenue and other revenue, partially offset by decreases in trade revenue. The increases in net interest and dividends revenue and fee revenue reflected rising interest rates. The increase in other revenue was due to the Partnership's U.S. Treasury investment securities reaching maturity, reversing the temporary unrealized losses in recent periods. Other revenue also increased due to unrealized gains from the increase in the value of mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan, caused by higher market levels at the end of the first half of 2023, in contrast with unrealized losses caused by lower market levels at the end of the first half of 2022. Trade revenue decreased due to a decrease in overall margin earned.

Operating expenses (excluding variable compensation) increased 12% to $2,416 and $4,813 in the second quarter and first half of 2023 compared to the same periods in 2022, primarily due to increases in compensation and benefits expense and communications and data processing expenses. Home office and branch compensation and benefits and communications and data processing expenses increased as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients. Financial advisor compensation increased primarily due to increased future liabilities as a result of corresponding unrealized gains related to the economic hedge, referenced above.

Net income before allocations to partners increased 15% to $401 and 12% to $791 in the second quarter and first half of 2023, respectively, compared to the same periods in 2022.

Canada

Net revenue increased 2% to $95 and 4% to $190 in the second quarter and first half of 2023, respectively, compared to the same periods in 2022, primarily due to an increase in net interest and dividends revenue resulting from higher interest rates, partially offset by a decrease in asset-based fee revenue. Asset-based fee revenue decreased 3% to $63 and 5% to $125, respectively, primarily due to a decrease in service fee revenue resulting from lower average market levels in both Canadian consolidating periods compared to the same periods in 2022.

Operating expenses (excluding variable compensation) remained constant at $74 in the second quarter of 2023 compared to the same period in 2022 due to increases in other operating expenses and communications and data processing expenses, offset by a decrease in financial advisor compensation and benefits expense. Other operating expenses increased primarily due to increases in management fees. The increase in communications and data processing expense was due to the Partnership's continued intentional investments in technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients. Financial advisor compensation decreased due to decreases in supplemental financial advisor compensation and revenues on which commissions are earned.

Operating expenses (excluding variable compensation) increased 2% to $149 in the first half of 2023 compared to the same period in 2022, primarily due to increases in other operating expenses, including management fees and advertising costs, partially offset by a decrease in commissions expense due to the decrease in revenues on which commissions are earned.

Net income before allocations to partners increased $3 to $9 and $8 to $20 in the second quarter and first half of 2023, respectively, compared to the same periods in 2022.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, as supplemented by Part II, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of this Form 10-Q, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 22% and 26% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three- and six-month periods ended June 30, 2023 and June 24, 2022, respectively.

Significant reductions in these revenues due to changes in the mutual funds industry affecting fee structures that result in decreased margins earned, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, distributions to partners and redemptions of Partnership interests, as well as to facilitate client transactions. The principal sources for meeting the Partnership’s liquidity requirements include cash and cash equivalents, securities purchased under agreements to resell, certain investment securities, partnership capital and funds generated from operations, all discussed further below. The Partnership believes that the liquid nature of these sources provides flexibility for managing and financing the operating needs of the Partnership and will be sufficient to meet its capital and liquidity requirements for the next twelve months. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of additional Partnership capital and debt, the proceeds of which could be used to meet growth needs or for other purposes.

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

The Partnership’s capital subject to mandatory redemption as of June 30, 2023, net of reserve for anticipated withdrawals and Partnership loans, was $4,120, an increase of $765 from December 31, 2022. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($568, $67 and $318, respectively) and the retention of a portion of general partner earnings ($80), partially offset by the net increase in Partnership loans outstanding ($152) and the redemption of limited partner, subordinated limited partner and general partner interests ($14, $15 and $87, respectively). During both of the three- and six-month periods ended June 30, 2023 and June 24, 2022, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement), who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of June 30, 2023
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,766	$670	$2,171	$4,607
Partnership capital owned by partners with individual loans	$834	$—	$1,130	$1,964
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	47%	—	52%	43%

Individual loans:
Individual bank loans	$260	$—	$—	$260
Individual Partnership loans	—	—	487	487
Total individual loans	$260	$—	$487	$747
Individual loans as a percent of total Partnership capital	15%	—	22%	16%
Individual loans as a percent of respective Partnership capital owned by partners with loans	31%	—	43%	38%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 30, 2023	December 31, 2022
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of June 30, 2023, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of June 30, 2023 or December 31, 2022. In addition, the Partnership did not have any draws against these lines of credit during the six-month period ended June 30, 2023, except for periodically testing draw procedures.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of June 30, 2023, the Partnership had $1,891 in cash and cash equivalents and $1,394 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $3,285 of Partnership liquidity as of June 30, 2023, a 42% increase from $2,319 as of December 31, 2022 due to a significant investment in securities purchased under agreements to resell following the recent maturity of the Partnership's government and agency obligations, which were also used to help manage liquidity. The Partnership had $14,865 and $17,827 in cash and investments segregated under federal regulations as of June 30, 2023 and December 31, 2022, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to a decrease in cash held in clients' accounts, resulting in a corresponding decrease in payables to clients. Changes in cash were also due to the daily client cash activity in relation to the weekly segregation requirement.

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

EJ Canada is a registered broker-dealer regulated by the Canadian Investment Regulatory Organization ("CIRO") in 2023 and was regulated by the Investment Industry Regulatory Organization of Canada ("IIROC") in 2022. Under the regulations prescribed by IIROC through December 31, 2022 and CIRO currently, EJ Canada was and is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	June 30, 2023	December 31, 2022	% Change
U.S.:
Net capital	$1,156	$1,038	11%
Net capital in excess of the minimum required	$1,090	$965	13%
Net capital as a percentage of aggregate debit items	34.9%	28.4%	23%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	16.5%	13.3%	24%

Canada:
Regulatory risk-adjusted capital	$116	$103	13%
Regulatory risk-adjusted capital in excess of the minimum required	$115	$102	13%

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, the U.S. federal debt ceiling, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report, as supplemented by Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended March 31, 2023. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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
The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.5 billion and $19.2 billion, respectively, for the six-month period ended June 30, 2023 and earned interest at an average annual rate of approximately 775 and 397 basis points (7.75% and 3.97%), respectively, during the first half of 2023. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase or decrease in short-term interest rates could increase or decrease, respectively, its annual net interest income by approximately $135 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2023.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 7 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's Annual Report.

ITEM 1A. RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussions in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II, Item 1A – Risk Factors of the Quarterly Report on Form 10-Q for the period ended March 31, 2023. The following risk factor supplements the risk factors in Part I, Item 1A – Risk Factors – Risks Related to the Partnership's Business of the Partnership's Annual Report.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

Standard of Care Initiatives. In addition to the SEC's Rules and Guidance (described in Part 1, Item 1 – Business – Regulation of the Partnership's Annual Report), state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care, which may diverge from the SEC's Rules and Guidance. The Partnership is dedicating significant resources to interpret and address these laws and rules. The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

Rules on Environmental, Social or Governance ("ESG") and Non-Financial Investment Considerations. A number of federal and state legislators and regulators are considering, proposing or adopting, rules, regulations or laws placing conditions on or limiting the ability of financial advisors to utilize ESG or non-financial criteria in providing financial advice to clients or requiring other ESG-related disclosures or conduct. The enactment, implementation or enforcement of such rules or regulations may have an adverse effect on the Partnership's financial condition or results of operations. The Partnership continues to monitor potential additional laws and regulations, is currently evaluating federal and state proposals as they are promulgated and is implementing measures to comply with applicable regulations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $1.5 million of subordinated limited partnership interests (“SLP Interests”), which are described in the Partnership Agreement, to retiring general partners during the second quarter of 2023. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or solicitation.

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

Twelfth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 16, 2023, incorporated by reference from Exhibit 3.14 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 31, 2023.

3.15	*

Thirteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 18, 2023, incorporated by reference from Exhibit 3.15 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 31, 2023.

3.16	**	Fourteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 18, 2023.
3.17	**	Fifteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 22, 2023.
3.18	**	Sixteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 20, 2023.
31.1	**

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
August 11, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 11, 2023
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2023
Andrew T. Miedler