Form 10-Q
period 2023-09-29
JONES FINANCIAL COMPANIES LLLP
filed 2023-11-09
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

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

As of October 27, 2023, 1,755,528 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	September 29, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$2,427	$1,882
Cash and investments segregated under federal regulations	13,643	17,827
Securities purchased under agreements to resell	1,354	437
Receivables from:
Clients	4,013	4,375
Mutual funds, insurance companies and other	853	850
Brokers, dealers and clearing organizations	317	400
Securities owned, at fair value:
Investment securities	1,228	1,329
Inventory securities	125	76
Lease right-of-use assets	1,018	922
Fixed assets, at cost, net of accumulated depreciation and amortization	1,003	862
Other assets	984	932

TOTAL ASSETS	$26,965	$29,892

LIABILITIES:
Payables to:
Clients	$17,812	$21,359
Brokers, dealers and clearing organizations	198	392
Accrued compensation and employee benefits	2,276	2,165
Accounts payable, accrued expenses and other	1,154	1,199
Lease liabilities	1,050	958
	22,490	26,073
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,758	1,212
Subordinated limited partners	667	618
General partners	1,709	1,525
Total	4,134	3,355
Reserve for anticipated withdrawals	341	464
Total partnership capital subject to mandatory redemption	4,475	3,819

TOTAL LIABILITIES	$26,965	$29,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Revenue:
Fee revenue
Asset-based	$2,708	$2,438	$7,809	$7,385
Account and activity	186	175	562	519
Total fee revenue	2,894	2,613	8,371	7,904
Trade revenue	359	355	1,044	1,136
Interest and dividends	292	159	851	279
Other revenue (loss), net	15	(37)	99	(135)
Total revenue	3,560	3,090	10,365	9,184
Interest expense	67	40	213	87
Net revenue	3,493	3,050	10,152	9,097
Operating expenses:
Compensation and benefits	2,358	2,153	6,923	6,387
Communications and data processing	239	181	668	486
Occupancy and equipment	155	146	461	433
Fund sub-adviser fees	70	63	201	189
Professional and consulting fees	47	45	130	129
Other operating expenses	230	143	564	438
Total operating expenses	3,099	2,731	8,947	8,062

Income before allocations to partners	394	319	1,205	1,035

Allocations to partners:
Limited partners	66	37	203	122
Subordinated limited partners	44	38	135	122
General partners	284	244	867	791
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$35.54	$30.76	$108.72	$99.98

Weighted average $1,000 equivalent limited partnership units outstanding	1,760,636	1,217,423	1,767,944	1,222,023

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2023

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	618	1,860	3,690
Issuance of partnership interests	568	65	312	945
Redemption of partnership interests	(7)	(14)	(71)	(92)
Income allocated to partners	68	45	288	401
Distributions	(2)	—	(20)	(22)
Total partnership capital, including capital financed with partnership loans, March 31, 2023	1,839	714	2,369	4,922
Issuance of partnership interests	—	2	6	8
Redemption of partnership interests	(7)	(1)	(16)	(24)
Income allocated to partners	69	46	295	410
Distributions	(9)	(75)	(358)	(442)
Total partnership capital, including capital financed with partnership loans, June 30, 2023	1,892	686	2,296	4,874
Issuance of partnership interests	—	3	—	3
Redemption of partnership interests	(8)	(6)	(38)	(52)
Income allocated to partners	66	44	284	394
Distributions	(2)	(46)	(232)	(280)
Total partnership capital, including capital financed with partnership loans, September 29, 2023	1,948	681	2,310	4,939
Partnership loans outstanding, September 29, 2023	—	—	(464)	(464)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 29, 2023	$1,948	$681	$1,846	$4,475
Reserve for anticipated withdrawals	(190)	(14)	(137)	(341)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 29, 2023	$1,758	$667	$1,709	$4,134

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 29, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,205	1,035
Depreciation and amortization	414	361

Changes in assets and liabilities:
Investments segregated under federal regulations	1,134	1,655
Securities purchased under agreements to resell	(917)	762
Net payable to clients	(3,185)	(1,106)
Net receivable from brokers, dealers and clearing organizations	(111)	(138)
Receivable from mutual funds, insurance companies and other	(3)	(7)
Securities owned	52	(304)
Other assets	(56)	80
Lease liabilities	(253)	(243)
Accrued compensation and employee benefits	111	(327)
Accounts payable, accrued expenses and other	(40)	(321)
Net cash (used in) provided by operating activities	(1,649)	1,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(307)	(228)
Cash used in investing activities	(307)	(228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	58	70
Issuance of partnership interests	638	63
Redemption of partnership interests	(168)	(139)
Distributions from partnership capital	(1,077)	(1,037)
Net cash used in financing activities	(549)	(1,043)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,505)	176

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,382	7,706
End of period	$5,877	$7,882

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2023 and November 30, 2022 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and nine-month periods ended August 31, 2023 and 2022 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries, Edward Jones (an Ontario limited partnership) ("EJ Canada"), is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and nine-month periods ended September 29, 2023 and September 30, 2022, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). The results of operations for the three- and nine- month periods ended September 29, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and nine-month periods ended September 29, 2023 and September 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $85 and $253 and $82 and $243, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $117 and $344 and $95 and $251, respectively. The weighted-average remaining lease term was four years as of both September 29, 2023 and December 31, 2022, and the weighted-average discount rate was 3.4% and 2.6%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease cost	$85	$82	$252	$245
Variable lease cost	17	15	51	47
Total lease cost	$102	$97	$303	$292

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

September 29, 2023
2023	$85
2024	315
2025	258
2026	200
2027	138
Thereafter	147
Total lease payments	1,143
Less: Interest	93
Total present value of lease liabilities	$1,050

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of September 29, 2023 and December 31, 2022, collateral held for receivables from clients was $4,441 and $5,094, respectively, and collateral held for securities purchased under agreements to resell was $1,378 and $441, respectively. Given the nature of the agreements, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of September 29, 2023 and December 31, 2022.

As of September 29, 2023, December 31, 2022 and December 31, 2021, $699, $637 and $695, respectively, of the receivable from clients balance and $339, $328 and $335, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, and the collateral value of those accounts continues to exceed the amortized cost basis of these receivables, resulting in a remote risk of loss. The expected credit loss for receivables from contracts with customers was zero as of September 29, 2023 and December 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended September 29, 2023			Three Months Ended September 30, 2022
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,974	$41	$2,015	$1,784	$37	$1,821
Service fees	352	26	378	340	26	366
Cash solutions fees	150	—	150	94	—	94
Other asset-based fees	165	—	165	157	—	157
Total asset-based fee revenue	2,641	67	2,708	2,375	63	2,438
Account and activity fee revenue:
Shareholder accounting services fees	116	—	116	116	—	116
Other account and activity fee revenue	67	3	70	55	4	59
Total account and activity fee revenue	183	3	186	171	4	175
Total fee revenue	2,824	70	2,894	2,546	67	2,613
Trade revenue:
Commissions	294	10	304	291	10	301
Principal transactions	52	3	55	51	3	54
Total trade revenue	346	13	359	342	13	355
Total revenue from customers	3,170	83	3,253	2,888	80	2,968
Net interest and dividends and other revenue	224	16	240	67	15	82
Net revenue	$3,394	$99	$3,493	$2,955	$95	$3,050

	Nine Months Ended September 29, 2023			Nine Months Ended September 30, 2022
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$5,672	$117	$5,789	$5,478	$111	$5,589
Service fees	1,032	75	1,107	1,073	83	1,156
Cash solutions fees	428	—	428	160	—	160
Other asset-based fees	485	—	485	480	—	480
Total asset-based fee revenue	7,617	192	7,809	7,191	194	7,385
Account and activity fee revenue:
Shareholder accounting services fees	346	—	346	340	—	340
Other account and activity fee revenue	206	10	216	168	11	179
Total account and activity fee revenue	552	10	562	508	11	519
Total fee revenue	8,169	202	8,371	7,699	205	7,904
Trade revenue:
Commissions	855	31	886	995	36	1,031
Principal transactions	151	7	158	100	5	105
Total trade revenue	1,006	38	1,044	1,095	41	1,136
Total revenue from customers	9,175	240	9,415	8,794	246	9,040
Net interest and dividends and other revenue	688	49	737	26	31	57
Net revenue	$9,863	$289	$10,152	$8,820	$277	$9,097

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine- and twelve-month periods ended September 29, 2023 and December 31, 2022, respectively.

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	September 29, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$614	$—	$614
Money market funds	63	—	—	63
Total cash equivalents	$63	$614	$—	$677

Investments segregated under federal regulations:
U.S. treasuries	$8,693	$—	$—	$8,693
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$8,693	$1,500	$—	$10,193

Securities owned:
Investment securities:
Government and agency obligations	$781	$—	$—	$781
Mutual funds(1)	314	—	—	314
Certificates of deposit	—	100	—	100
Municipal obligations	—	23	—	23
Equities	10	—	—	10
Total investment securities	$1,105	$123	$—	$1,228

Inventory securities:
Mutual funds	$54	$—	$—	$54
Municipal obligations	—	31	—	31
Equities	23	—	—	23
Corporate bonds and notes	—	10	—	10
Certificates of deposit	—	5	—	5
Government and agency obligations	2	—	—	2
Total inventory securities	$79	$46	$—	$125

Other assets:
Client fractional share ownership assets	$731	$—	$—	$731

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$731	$—	$—	$731

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$144	$—	$144
Money market funds	49	—	—	49
Total cash equivalents	$49	$144	$—	$193

Investments segregated under federal regulations:
U.S. treasuries	$10,327	$—	$—	$10,327
Certificates of deposit	—	1,000	—	1,000
Total investments segregated under federal regulations	$10,327	$1,000	$—	$11,327

Securities owned:
Investment securities:
Government and agency obligations	$1,000	$—	$—	$1,000
Mutual funds(1)	310	—	—	310
Municipal obligations	—	11	—	11
Equities	8	—	—	8
Total investment securities	$1,318	$11	$—	$1,329

Inventory securities:
Municipal obligations	$—	$28	$—	$28
Corporate bonds and notes	—	21	—	21
Equities	20	—	—	20
Mutual funds	4	—	—	4
Government and agency obligations	3	—	—	3
Total inventory securities	$27	$49	$—	$76

Other assets:
Client fractional share ownership assets	$680	$—	$—	$680

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$680	$—	$—	$680

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of September 29, 2023 and December 31, 2022, the outstanding amount of Partnership loans was $464 and $335, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $10 and $30 and $5 and $12 for the three- and nine-month periods ended September 29, 2023 and September 30, 2022, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Nine Months Ended
	September 29, 2023	September 30, 2022
Partnership loans outstanding at beginning of period	$335	$321
Partnership loans issued during the period	318	276
Repayment of Partnership loans during the period	(189)	(243)
Total Partnership loans outstanding	$464	$354

The minimum 7.5% annual return on the face amount of limited partnership capital was $33 and $99 and $23 and $69 for the three- and nine-month periods ended September 29, 2023 and September 30, 2022, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of limited partnership interest ("Interests") issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future. The Partnership may also from time to time issue additional Interests pursuant to one or more private placement offerings. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	September 29, 2023	December 31, 2022
U.S.:
Net capital	$1,295	$1,038
Net capital in excess of the minimum required	$1,230	$965
Net capital as a percentage of aggregate debit items	40.1%	28.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	20.5%	13.3%

Canada:
Regulatory risk-adjusted capital	$125	$103
Regulatory risk-adjusted capital in excess of the minimum required	$124	$102

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. The district court denied the motion to dismiss in an order filed on October 26, 2022. Edward Jones filed its answer to the third amended complaint on November 14, 2022. On September 22, 2023, the plaintiffs moved for class certification. On the same date, Edward Jones moved for summary judgment on the plaintiffs' individual claims and to dismiss the third amended complaint on jurisdictional grounds. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

SEC Off-Channel Communications Platforms Investigation. Edward Jones has responded to requests from the SEC in connection with its publicly reported investigation of compliance by broker-dealers, investment advisers and other financial institutions with recordkeeping requirements. The investigation relates to retention of electronic communications stored on personal devices or messaging platforms that have not been approved by Edward Jones for business use by its employees. Edward Jones has fully cooperated with the SEC’s investigation and is in discussions with the SEC staff in an effort to resolve the matter.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of September 29, 2023, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $7 as of September 29, 2023. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of September 29, 2023 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net revenue:
U.S.	$3,394	$2,955	$9,863	$8,820
Canada	99	95	289	277
Total net revenue	$3,493	$3,050	$10,152	$9,097

Pre-variable income:
U.S.	$840	$709	$2,496	$2,283
Canada	21	24	62	60
Total pre-variable income	$861	$733	$2,558	$2,343

Variable compensation:
U.S.	$457	$405	$1,322	$1,275
Canada	10	9	31	33
Total variable compensation	$467	$414	$1,353	$1,308

Income before allocations to partners:
U.S.	$383	$304	$1,174	$1,008
Canada	11	15	31	27
Total income before allocations to partners	$394	$319	$1,205	$1,035

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
September 29, 2023	$1,354	—	1,354	—	(1,354)	$—
December 31, 2022	$437	—	437	—	(437)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Nine Months Ended
	September 29, 2023	September 30, 2022
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$318	$276
Repayment of partnership loans through distributions from partnership capital in current period	$131	$173

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 29, 2023	September 30, 2022
Cash and cash equivalents	$2,427	$1,850
Cash and investments segregated under federal regulations	13,643	18,685
Less: Investments segregated under federal regulations	10,193	12,653
Total cash, cash equivalents and restricted cash	$5,877	$7,882

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics for the three- and nine-month periods ended September 29, 2023 and September 30, 2022. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept. 29, 2023	Sept. 30, 2022	% Change	Sept. 29, 2023	Sept. 30, 2022	% Change
Revenue:
Fee revenue	$2,894	$2,613	11%	$8,371	$7,904	6%
% of net revenue	83%	86%	-3%	82%	87%	-6%
Trade revenue	359	355	1%	1,044	1,136	-8%
% of net revenue	10%	12%	-17%	10%	12%	-17%
Interest and dividends	292	159	84%	851	279	205%
Other revenue (loss), net	15	(37)	141%	99	(135)	173%
Total revenue	3,560	3,090	15%	10,365	9,184	13%
Interest expense	67	40	68%	213	87	145%
Net revenue	3,493	3,050	15%	10,152	9,097	12%
Operating expenses	3,099	2,731	13%	8,947	8,062	11%
Income before allocations to partners	$394	$319	24%	$1,205	$1,035	16%

Related metrics:
Income before allocations to partners margin(1)	11.1%	10.3%	8%	11.6%	11.3%	3%
Client assets under care ($ billions):
Total:
At period end	$1,762	$1,510	17%	$1,762	$1,510	17%
Average	$1,801	$1,598	13%	$1,747	$1,674	4%
Advisory programs:
At period end	$673	$577	17%	$673	$577	17%
Average	$688	$616	12%	$666	$646	3%
Client dollars invested ($ billions)(2):
Trade	$55	$49	12%	$172	$109	58%
Advisory programs	$9	$7	29%	$24	$32	-25%
Client households at period end	6.3	6.1	3%	6.3	6.1	3%
Net new households for the period (actual)(3)	37,148	56,830	-35%	153,335	159,784	-4%
Net new assets for the period ($ billions)(4):	$19	$27	-30%	$76	$66	15%
Financial advisors (actual):
At period end	19,009	18,750	1%	$19,009	18,750	1%
Average	18,949	18,758	1%	$18,887	18,771	1%
Attrition %(5)	4.5%	6.4%	-30%	4.8%	6.0%	-20%
Dow Jones Industrial Average (actual):
At period end	33,508	28,726	17%	33,508	28,726	17%
Average for period	34,665	31,728	9%	33,844	33,051	2%
S&P 500 Index (actual):
At period end	4,288	3,586	20%	4,288	3,586	20%
Average for period	4,458	3,971	12%	4,221	4,184	1%
Bloomberg Aggregate Bond Index (actual):
At period end	94	96	-2%	94	96	-2%
Average for period	96	101	-5%	98	105	-7%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2023 versus Third Quarter 2022 Overview

The Partnership ended the third quarter of 2023 with a 17% increase in client assets under care ("AUC") to $1.8 trillion and a 13% increase in average client AUC compared to the end of the third quarter of 2022, reflecting increases in equity market levels and the cumulative impact of net new assets, partially offset by decreases in bond market levels. Advisory programs' average AUC increased 12% in the third quarter of 2023 due to higher average equity market levels and the increased investment of client assets into advisory programs. Net new assets decreased 30% in the third quarter of 2023 reflecting slower asset growth, due to higher asset outflows, as well as slower household growth with a 35% decrease in net new households. The decrease in net new assets was partially offset by higher average asset sizes for new households.

Financial advisors increased 259 to 19,009 as of the end of the third quarter of 2023 compared to the end of the same period in 2022, reflecting a 30% decrease in financial advisor attrition to 4.5%.

Net revenue increased 15% to $3,493, primarily due to increases in fee revenue and net interest and dividends revenue. The increase in fee revenue was due to increases in advisory programs and cash solutions. Advisory programs fees revenue increased due to the increase in client dollars invested in advisory programs and higher average equity market levels. Increases in cash solutions and net interest and dividends revenue reflected higher interest rates.

Operating expenses increased 13% to $3,099, primarily due to increases in compensation and benefits expense, other operating expenses and communications and data processing expenses. Financial advisor compensation increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased Partnership profitability. Home office and branch compensation and benefits and communications and data processing expenses increased as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients. Other operating expenses increased primarily due to increases in costs from legal, philanthropy and advertising.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 24% to $394. Income before allocations to partners margin was 11.1%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended September 29, 2023 versus Nine Months Ended September 30, 2022 Overview

The Partnership ended the first nine months of 2023 with a 15% increase in net new assets compared to the same period in 2022, reflecting growth in asset inflows, partially offset by a 4% decrease in net new households.

Average client AUC increased 4% during the first nine months of 2023 compared to the same period in 2022 due to the cumulative impact of net new assets and higher average equity market levels, partially offset by decreases in bond market levels. Advisory programs' average AUC increased 3% in the first nine months of 2023, primarily due to higher average equity market levels and the cumulative impact of client dollars invested in advisory programs.

Net revenue increased 12% to $10,152 due to increases in fee revenue, net interest and dividends revenue and other revenue, partially offset by a decrease in trade revenue. The increases in fee revenue and net interest and dividends revenue reflected rising interest rates. Fee revenue also increased due to an increase in advisory programs fees revenue resulting from the cumulative impact of client dollars invested in advisory programs and higher average equity market levels. The increase in other revenue was due to unrealized gains on the Partnership's U.S. Treasury investment securities and previously held U.S. Treasuries reaching maturity, reversing the temporary unrealized losses in prior periods. Other revenue also increased due to unrealized gains from the increase in value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan caused by higher market levels at the end of the first nine months of 2023, in contrast with unrealized losses caused by lower market levels at the end of the first nine months of 2022. The unrealized gains related to the economic hedge were offset by higher financial advisor compensation expense, described below. Trade revenue decreased due to a decrease in the overall margin earned.

Operating expenses increased 11% to $8,947, primarily due to increases in compensation and benefits expense, communications and data processing expenses and other operating expenses. Home office and branch compensation and benefits and communications and data processing expenses increased as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients. Financial advisor compensation increased primarily due to increased future liabilities as a result of corresponding unrealized gains related to the economic hedge. The increase in other operating expenses was primarily due to increases in costs from legal, resuming in-person meetings and events, and advertising.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 16% to $1,205. Income before allocations to partners margin was 11.6%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 11% to $2,894 and 6% to $8,371 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept. 29, 2023	Sept. 30, 2022	% Change	Sept. 29, 2023	Sept. 30, 2022	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,015	$1,821	11%	$5,789	$5,589	4%
Service fees	378	366	3%	1,107	1,156	-4%
Cash solutions fees	150	94	60%	428	160	168%
Other asset-based fees	165	157	5%	485	480	1%
Total asset-based fee revenue	2,708	2,438	11%	7,809	7,385	6%
Account and activity fee revenue:
Shareholder accounting services fees	116	116	—	346	340	2%
Other account and activity fee revenue	70	59	19%	216	179	21%
Total account and activity fee revenue	186	175	6%	562	519	8%
Total fee revenue	$2,894	$2,613	11%	$8,371	$7,904	6%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$673.9	$603.4	12%	$652.1	$633.2	3%
Mutual fund assets held outside of advisory programs	$549.7	$506.8	8%	$535.6	$542.5	-1%
Insurance	$77.8	$76.8	1%	$77.3	$81.8	-6%
Cash solutions	$42.5	$50.8	-16%	$43.7	$52.7	-17%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 11% to $2,708 in the third quarter of 2023 compared to the same period in 2022, which was primarily due to the increases in revenue from advisory program fees and cash solutions fees. Advisory programs fees revenue increased due to the increase in client dollars invested in advisory programs and higher average equity market levels. Despite the decrease in average cash solutions assets, cash solutions fees revenue increased due to higher margin earned from higher interest rates.

Overall asset-based fee revenue increased 6% to $7,809 in the first nine months of 2023 compared to the same period in 2022, primarily due to the increase in revenue from cash solutions fees and advisory program fees. Despite the decrease in average cash solutions assets, cash solutions fees revenue increased due to higher margin earned and the absence of fee waivers that were incurred in the first nine months of 2022 to maintain a positive client yield on the Money Market Fund, in each case, resulting from higher interest rates in the first nine months of 2023. Advisory programs fees revenue increased due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 1% to $359 and decreased 8% to $1,044 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. A discussion of trade revenue components follows.

	Three Months Ended					Nine Months Ended
	Sept. 29, 2023		Sept. 30, 2022		% Change	Sept. 29, 2023		Sept. 30, 2022		% Change
Trade revenue:
Commissions revenue:
Equities	$126		$127		-1%	$366		$449		-18%
Mutual funds	96		108		-11%	296		387		-24%
Insurance products and other	82		66		24%	224		195		15%
Total commissions revenue	$304		$301		1%	$886		$1,031		-14%
Principal transactions	55		54		2%	158		105		50%
Total trade revenue	$359		$355		1%	$1,044		$1,136		-8%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$8.5	16%	$8.6	18%	-1%	$24.7	15%	$31.1	29%	-21%
Mutual funds	5.7	10%	6.4	13%	-11%	17.4	10%	23.1	21%	-25%
Insurance products and other	2.8	5%	2.0	4%	40%	7.1	4%	5.6	5%	27%
Principal transactions	38.0	69%	32.0	65%	19%	122.5	71%	49.6	45%	147%
Total client dollars invested	$55.0		$49.0		12%	$171.7		$109.4		57%

Margin per $1,000 invested	$6.6		$7.3		-10%	$6.1		$10.4		-41%
U.S. business days	63		68		-7%	187		188		-1%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the third quarter of 2023 primarily due to an increase in insurance products and other commissions revenue, partially offset by decreases in mutual funds commissions revenue. Insurance products and other commissions revenue increased due to higher client dollars invested in fixed insurance products, reflecting higher long-term rates of return for clients. Mutual funds commissions revenue decreased due to the decrease in client dollars invested in mutual funds. Trade revenue was also negatively impacted by the reduced number of business days compared to the same period in 2022, which impacts total client dollars invested, and by lower margins earned.

The decrease in trade revenue in the first nine months of 2023 was due to decreases in mutual funds and equities commissions revenue and the overall margin earned, partially offset by an increase in principal transactions revenue and the increase in insurance products and other commissions revenue in the third quarter of 2023, referenced above. Mutual funds and equities commissions revenue decreased due to the decrease in client dollars invested in mutual funds and equities. Overall margin decreased due to a change in product mix with a large portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn significantly lower margins than other products. The shift in product mix and increase in principal transactions revenue was due to a significant increase in client dollars invested in fixed income products during the higher interest rate environment in the first nine months of 2023.

Net Interest and Dividends

Net interest and dividends revenue increased $106 to $225 and $446 to $638 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, primarily due to an increase in interest income earned on investments, reflecting higher interest rates. The increases in interest and dividends revenue were partially offset by increases in customer credit interest expense, reflecting rising interest rates, and the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners in accordance with the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023 (the

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Partnership Agreement"), which increased due to the issuance of $568 of limited partnership interests ("Interests") in early 2023.

Operating Expenses

Operating expenses increased 13% to $3,099 and 11% to $8,947 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. A discussion of operating expense components follows.

	Three Months Ended			Nine Months Ended
	Sept. 29, 2023	Sept. 30, 2022	% Change	Sept. 29, 2023	Sept. 30, 2022	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,298	$1,186	9%	$3,839	$3,594	7%
Home office and branch	593	553	7%	1,731	1,485	17%
Variable compensation	467	414	13%	1,353	1,308	3%
Total compensation and benefits	2,358	2,153	10%	6,923	6,387	8%

Communications and data processing	239	181	32%	668	486	37%
Occupancy and equipment	155	146	6%	461	433	6%
Fund sub-adviser fees	70	63	11%	201	189	6%
Professional and consulting fees	47	45	4%	130	129	1%
Other operating expenses	230	143	61%	564	438	29%
Total operating expenses	$3,099	$2,731	13%	$8,947	$8,062	11%

Related metrics (actual):
Number of branches:
At period end	15,887	15,687	1%	15,887	15,687	1%
Average	15,877	15,669	1%	15,838	15,609	1%
Financial advisors:
At period end	19,009	18,750	1%	19,009	18,750	1%
Average	18,949	18,758	1%	18,887	18,771	1%
Client support team members(1):
At period end	18,319	17,832	3%	18,319	17,832	3%
Average	18,277	17,859	2%	18,143	17,737	2%
Home office associates(1):
At period end	9,374	8,444	11%	9,374	8,444	11%
Average	9,340	8,179	14%	9,181	7,936	16%

(1)
Counted on a full-time equivalent basis.

The increase in operating expenses in the third quarter and first nine months of 2023 compared to the same periods in 2022 was primarily due to increases in compensation and benefits expense, communications and data processing expenses and other operating expenses, which are described below.

Financial advisor compensation and benefits expense increased 9% to $1,298 and 7% to $3,839 in the third quarter and first nine months of 2023, respectively. The increase in the third quarter of 2023 was primarily due to an increase in revenues on which commissions are earned and increased retirement transition plan ("RTP") costs from higher payouts and participation related to the implementation of changes to the RTP program compensation structure. Financial advisor compensation increased in the first nine months of 2023 primarily due to increases in future liabilities related to the non-qualified deferred compensation plan, revenues on which commissions are earned, RTP plan costs, referenced above, and travel incentive program costs from increases in program qualifiers and costs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Home office and branch compensation and benefits expense increased 7% to $593 and 17% to $1,731 in the third quarter and first nine months of 2023, respectively, due to increases in the number of associates to support the Partnership's long-term growth objectives, higher average wages and increases in healthcare costs.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The increases in variable compensation of 13% to $467 and 3% to $1,353 in the third quarter and first nine months of 2023, respectively, were due to increases in Partnership profitability, partially offset by decreases in branch profitability.

Communications and data processing expenses increased 32% to $239 and 37% to $668 in the third quarter and first nine months of 2023, respectively, due to the Partnership's continued intentional investments in technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients.

Other operating expenses increased 61% to $230 and 29% to $564 in the third quarter and first nine months of 2023, respectively. The increase in the third quarter of 2023 was primarily due to increases in costs from legal, including adjustments based on anticipated settlements related to certain previously accrued legal matters, as well as increased costs from philanthropy and advertising. The increase in the first nine months of 2023 was primarily due to the increase in legal costs in the third quarter of 2023, as well as increased costs from resuming in-person meetings and events and advertising.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept. 29, 2023	Sept. 30, 2022	% Change	Sept. 29, 2023	Sept. 30, 2022	% Change
Net revenue:
U.S.	$3,394	$2,955	15%	$9,863	$8,820	12%
Canada	99	95	4%	289	277	4%
Total net revenue	3,493	3,050	15%	10,152	9,097	12%

Operating expenses (excluding variable compensation):
U.S.	2,554	2,246	14%	7,367	6,537	13%
Canada	78	71	10%	227	217	5%
Total operating expenses	2,632	2,317	14%	7,594	6,754	12%

Pre-variable income:
U.S.	840	709	18%	2,496	2,283	9%
Canada	21	24	-13%	62	60	3%
Total pre-variable income	861	733	17%	2,558	2,343	9%

Variable compensation:
U.S.	457	405	13%	1,322	1,275	4%
Canada	10	9	11%	31	33	-6%
Total variable compensation	467	414	13%	1,353	1,308	3%

Income before allocations to partners:
U.S.	383	304	26%	1,174	1,008	16%
Canada	11	15	-27%	31	27	15%
Total income before allocations to partners	$394	$319	24%	$1,205	$1,035	16%

Client assets under care ($ billions):
U.S.
At period end	$1,724.5	$1,476.9	17%	$1,724.5	$1,476.9	17%
Average	$1,762.1	$1,562.5	13%	$1,709.0	$1,636.6	4%
Canada
At period end	$37.4	$32.8	14%	$37.4	$32.8	14%
Average	$38.6	$35.2	10%	$37.6	$37.1	1%

Net new assets for the period ($ billions):
U.S.	$18.7	$26.1	-28%	$74.5	$63.4	18%
Canada	$0.6	$0.7	-14%	$1.6	$2.2	-27%

Financial advisors (actual):
U.S.
At period end	18,162	17,909	1%	18,162	17,909	1%
Average	18,104	17,914	1%	18,045	17,923	1%
Canada
At period end	847	841	1%	847	841	1%
Average	845	844	—	842	848	-1%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 15% to $3,394 in the third quarter of 2023, primarily due to increases in fee revenue and net interest and dividends revenue. The increase in fee revenue was due to increases in advisory programs and cash solutions. Advisory programs fees revenue increased due to the increase in client dollars invested in advisory programs and higher average equity market levels. Increases in cash solutions and net interest and dividends revenue reflected higher interest rates.

Net revenue increased 12% to $9,863 in the first nine months of 2023 due to increases in fee revenue, net interest and dividends revenue and other revenue, partially offset by a decrease in trade revenue. The increases in fee revenue and net interest and dividends revenue reflected rising interest rates. Fee revenue also increased due to an increase in advisory programs fees revenue resulting from the increase in client dollars invested in advisory programs and higher average equity market levels. The increase in other revenue was due to unrealized gains on the Partnership's U.S. Treasury investment securities and previously held U.S. Treasuries reaching maturity, reversing the temporary unrealized losses in prior periods. Other revenue also increased due to unrealized gains from the increase in the value of mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan, caused by higher market levels at the end of the first nine months of 2023, in contrast with unrealized losses caused by lower market levels at the end of the first nine months of 2022. Trade revenue decreased due to a decrease in the overall margin earned.

Operating expenses (excluding variable compensation) increased 14% to $2,554 in the third quarter of 2023 compared to the same period in 2022, primarily due to increases in financial advisor compensation and benefits expense, other operating expenses and communications and data processing expenses. Financial advisor compensation increased primarily due to an increase in revenues on which commissions are earned. Other operating expenses increased primarily due to increases in costs from legal, philanthropy and advertising. The increase in communications and data processing expenses is from the Partnership's intentional investments in technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients.

Operating expenses (excluding variable compensation) increased 13% to $7,367 in the first nine months of 2023 compared to the same period in 2022, primarily due to increases in compensation and benefits expense, communications and data processing expenses and other operating expenses. Financial advisor compensation increased primarily due to increases in future liabilities related to the non-qualified deferred compensation plan, referenced above. Home office and branch compensation and benefits and communications and data processing expenses increased as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its future objective of delivering more comprehensive planning and advice for clients. The increase in other operating expenses was primarily due to increases in costs from legal and resuming in-person meetings and events, and advertising.

Net income before allocations to partners increased 26% to $383 and 16% to $1,174 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

Canada

Net revenue increased 4% to $99 in the third quarter of 2023 compared to the same period in 2022, primarily due to an increase in net interest and dividends revenue resulting from higher interest rates and advisory program fees revenue, partially offset by a decrease in other revenue. Advisory program fees revenue increased 11% to $41 primarily due to the cumulative impact of client dollars invested in net new assets and higher average equity market levels. Other revenue decreased due to unfavorable exchange rates in the third quarter of 2023.

Net revenue increased 4% to $289 in the first nine months of 2023 compared to the same period in 2022, primarily due to an increase in net interest and dividends revenue resulting from higher interest rates, partially offset by a decrease in other revenue and trade revenue. Other revenue and trade revenue decreased due to unfavorable exchange rates in the third quarter of 2023 and a decrease in the overall margin earned, respectively.

Operating expenses (excluding variable compensation) increased 10% to $78 and 5% to $227 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, primarily due to an increase in home office and branch compensation expense resulting from a one-time payroll tax cost, higher average wages and increases in the number of associates to support the Partnership's long-term growth objectives.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net income before allocations to partners decreased $4 to $11 and increased $4 to $31 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, as supplemented by Part II, Item 1A – Risk Factors in the Quarterly Report on Form 10-Q for the period ended June 30, 2023, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 22% of its total revenue was derived from sales and services related to mutual fund and insurance products for both the three- and nine-month periods ended September 29, 2023 and approximately 25% and 26% for the three- and nine-month periods ended September 30, 2022, respectively.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future. The Partnership may also from time to time issue additional Interests pursuant to one or more private placement offerings. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

The Partnership’s capital subject to mandatory redemption as of September 29, 2023, net of reserve for anticipated withdrawals and Partnership loans, was $4,134, an increase of $779 from December 31, 2022. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($568, $70 and $318, respectively) and the retention of a portion of general partner earnings ($120), partially offset by the net increase in Partnership loans outstanding ($129) and the redemption of limited partner, subordinated limited partner and general partner interests ($22, $21 and $125, respectively). During both of the three- and nine-month periods ended September 29, 2023 and September 30, 2022, the Partnership retained 13.8% of income allocated to general partners.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of September 29, 2023
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,758	$667	$2,173	$4,598
Partnership capital owned by partners with individual loans	$810	$—	$1,063	$1,873
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	46%	—	49%	41%

Individual loans:
Individual bank loans	$244	$—	$—	$244
Individual Partnership loans	—	—	464	464
Total individual loans	$244	$—	$464	$708
Individual loans as a percent of total Partnership capital	14%	—	21%	15%
Individual loans as a percent of respective Partnership capital owned by partners with loans	30%	—	44%	38%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 29, 2023	December 31, 2022
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of September 29, 2023, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of September 29, 2023 or December 31, 2022. In addition, the Partnership did not have any draws against these lines of credit during the nine-month period ended September 29, 2023, except for periodically testing draw procedures.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of September 29, 2023, the Partnership had $2,427 in cash and cash equivalents and $1,354 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $3,781 of Partnership liquidity as of September 29, 2023, a 63% increase from $2,319 as of December 31, 2022 due to significant investments in securities purchased under agreements to resell and short-term certificates of deposit, which are used to help manage liquidity. The Partnership also held $781 and $1,000 in government and agency obligations as of September 29, 2023 and December 31, 2022, respectively, to help facilitate cash management and maintain firm liquidity. The Partnership had $13,643 and $17,827 in cash and investments segregated under federal regulations as of September 29, 2023 and December 31, 2022, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to a decrease in cash held in clients' accounts, resulting in a corresponding decrease in payables to clients. Changes in cash were also due to the daily client cash activity in relation to the weekly segregation requirement.

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

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	September 29, 2023	December 31, 2022	% Change
U.S.:
Net capital	$1,295	$1,038	25%
Net capital in excess of the minimum required	$1,230	$965	27%
Net capital as a percentage of aggregate debit items	40.1%	28.4%	41%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	20.5%	13.3%	54%

Canada:
Regulatory risk-adjusted capital	$125	$103	21%
Regulatory risk-adjusted capital in excess of the minimum required	$124	$102	22%

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, the U.S. federal debt ceiling, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report, as supplemented by Part II, Item 1A – Risk Factors in the Quarterly Report on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.5 billion and $18.6 billion, respectively, for the nine-month period ended September 29, 2023 and earned interest at an average annual rate of approximately 790 and 417 basis points (7.90% and 4.17%), respectively, during the first nine months of 2023. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100-basis point (1.00%) increase or decrease in short-term interest rates could increase or decrease, respectively, its annual net interest income by approximately $141 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 29, 2023.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 7 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's Annual Report.

ITEM 1A. RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussions in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II, Item 1A – Risk Factors of the Quarterly Report on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $3.3 million of subordinated limited partnership interests (“SLP Interests”), which are described in the Partnership Agreement, to retiring general partners during the third quarter of 2023. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or solicitation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number		Description
3.1	*

Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated as of August 15, 2023, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated August 16, 2023.

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

3.16	*

Fourteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 18, 2023, incorporated by reference from Exhibit 3.16 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 30, 2023.

3.17	*

Fifteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 22, 2023, incorporated by reference from Exhibit 3.17 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 30, 2023.

3.18	*

Sixteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 20, 2023, incorporated by reference from Exhibit 3.18 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 30, 2023.

3.19	**	Seventeenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 24, 2023.
3.20	**	Eighteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 21, 2023.
3.21	**	Nineteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 19, 2023.
31.1	**

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

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

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
November 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 9, 2023
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	November 9, 2023
Andrew T. Miedler