Form 10-K
period 2023-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2024-03-12
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of February 23, 2024 (most recent month end), 1,751,993 units of limited partnership interest (“Interests”) were outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1. BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a registered limited liability limited partnership organized under the Missouri Revised Uniform Limited Partnership Act. Unless expressly stated, or the context otherwise requires, the terms “Registrant”, “Partnership” and "Firm" refer to JFC and all of its consolidated subsidiaries. The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), was organized in February 1941 and reorganized as a limited partnership in May 1969. JFC was organized in June 1987 and, along with Edward Jones, was reorganized in August 1987. As of December 31, 2023, JFC was composed of 33,470 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of December 31, 2023, 552 were general partners, 33,356 were limited partners and 664 were subordinated limited partners.

Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore certain governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it. Under the terms of the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business. See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a detailed description of the governance structure of the Partnership.

The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues and together, better its communities and society. The Partnership's strategy builds on deep, personal relationships, which the Partnership believes are its unique competitive advantage, and the spirit of working in partnership with everyone it serves and serves alongside. The Partnership aspires to achieve its strategic ambition by growing the impact it has today through expansion of its products, services and experiences, addressing unmet needs of clients through new products, services and value delivery, and attracting new client segments and markets to serve more of those the Partnership does not serve today. In doing so, the Firm strives to improve financial wellness for long-term investors and provide access to more comprehensive, personalized planning and professional advice.

The Partnership is focused on:

•
serving more clients more completely through expanded product and service offerings;
•
enhancing the client and branch experience through expanded enablement support and new technology;
•
creating an exceptional experience where every colleague feels valued, respected and heard; and
•
building the talent and capabilities vital for the future while running our business successfully today.

PART I

Item 1. Business, continued

Organizational Structure.

As of December 31, 2023, the Partnership was organized as follows:

The Jones Financial Companies, L.L.L.P.
(Missouri)
Individual General, Subordinated & Limited Partners
100% Interest
JFC Holding Company, Inc.
(Missouri)
100% Interest
LHC, Inc.
(Missouri)
100% Interest
EDJ Insurance Company, Inc.
(Missouri)
100% Interest
EDJ Holding Company, Inc.
(Missouri)
99% Limited Partner
1% General Partner
EDJ Leasing Co., L.P.
(Missouri)
100% Interest
EJC Holding Company, Inc.
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
Edward Jones SBL, LLC
(Missouri)
100% Interest
Edward Jones Insurance Agency Holding, L.L.C.
(Missouri)
100% Interest
California Agency Holding, LLC
(Missouri)
100% Interest
Edward Jones Insurance Agency of New Mexico, L.L.C.
(New Mexico)
1% Interest
99% Interest
Edward Jones Insurance Agency of California, L.L.C.
(California)
99% Interest
1% Interest
Edward Jones Insurance Agency of Massachusetts, L.L.C.
(Massachusetts)

See Exhibit 21.1 for a listing of the Partnership’s subsidiaries and affiliates.

The Partnership operates in two geographic segments, the United States (“U.S.”) and Canada. Edward Jones is a registered broker-dealer and investment adviser in the U.S., and Edward Jones (an Ontario limited partnership) ("EJ Canada") is a registered broker-dealer in Canada. Effective December 31, 2023, for tax efficiencies the Partnership restructured EJ Canada and its subsidiaries, which were previously wholly-owned by Edward Jones, and ultimately transferred ownership to EJC Holding Company, Inc., an indirectly wholly owned subsidiary of JFC. The restructuring did not affect the operations of the Partnership. Edward Jones and EJ Canada are retail brokerage businesses and primarily derive revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.

For financial information related to segments for the years ended December 31, 2023, 2022, and 2021, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

PART I

Item 1. Business, continued

Business Operations

The Partnership serves clients through its extensive network of branch teams across the U.S. and Canada. The Partnership's branch office model is designed to serve clients through deep, personal relationships and goals-based advice with financial advisors and client support team professionals ("CSTPs") located in the communities where clients live and work. Financial advisors and CSTPs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office. The Partnership offers a multitude of different solutions to clients, including investment advisory programs, brokerage and retirement accounts and cash and lending solutions.

The Partnership operated 15,937 branch offices as of December 31, 2023: 15,274 branch offices in the U.S. and 663 branch offices in Canada. Branch offices are primarily staffed by a single financial advisor and a CSTP. However, the Partnership now offers new practice models, including multi-financial advisor offices and financial advisor teaming, and roles such as Associate Financial Advisor and Registered Branch Associate that provide additional options for how clients work with their financial advisor and how branch teams work together. These models and roles allow branch teams to build additional capacity to focus on delivering value to clients and provide more flexibility, autonomy and choice in how the branches serve clients.

Branch teams utilize an electronic branch office communication system for entry of security orders, quotations, communication between offices, research of various client account information, and cash and security receipts functions. Home office personnel, including those in the Operations and Compliance divisions, monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Supporting services related to client onboarding, asset movement, trading, custody and client reporting are provided by the Partnership's Operations division. The Operations division also facilitates activities related to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. Operations is also responsible for receipt, identification and delivery of funds and securities, internal financial controls and client accounting functions.

The Partnership clears and settles virtually all of its equity, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through National Securities Clearing Corporation (“NSCC”), Fixed Income Clearing Corporation (“FICC”) and The Depository Trust Company (“DTC”), which are all subsidiaries of the Depository Trust and Clearing Corporation located in New York, New York. In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates. The Partnership uses a major bank for custody and settlement of U.S. treasury securities and Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation issues. The Partnership also uses a major bank for custody and settlement of foreign securities transactions.

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

PART I

Item 1. Business, continued

The Partnership's Digital division is investing significantly in technology infrastructure and digital initiatives to provide new tools for branch teams to better serve clients and to enhance the operational support that the home office provides to the branch teams. U.S. branch teams now leverage new tools for deeper discovery conversations with clients and more comprehensive goals-based advice. Branch teams also now utilize an enhanced investment advisory platform and new fixed income trading platforms, all of which streamline processes to deliver more value to clients.

The Partnership's Human Capital division supports branch teams by attracting and hiring high-quality talent and onboarding and developing branch teams. This includes supporting the acumen building of financial advisors by empowering them to achieve additional professional designations such as Certified Financial PlannerTM(CFP®) and Chartered Financial Consultant® (ChFC®). The Branch Development division further supports branch teams by optimizing and supporting branch team performance.

The Partnership's Wealth Management Advice and Solutions division supports branch teams by focusing on helping clients achieve their financial goals through advice, products, planning and services. The purpose is to understand the needs of clients and investors, provide perspective and recommendations that align with the Firm's investment philosophy and offer a broad range of quality products, solutions and tools that enable branch teams to successfully deliver tailored advice to meet client needs.

Revenues by Source. The following table sets forth the sources of the Partnership’s revenues for the past three years. Due to the interdependence of the activities and departments of the Partnership’s business and the inherently subjective assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations. Further information on revenue related to the Partnership’s segments is provided in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

($ millions)	2023		2022		2021
Fee revenue
Asset-based fees	$10,518	75%	$9,808	79%	$9,737	79%
Account and activity fees	746	5%	692	6%	687	6%
Total fee revenue	11,264	80%	10,500	85%	10,424	84%
Trade revenue	1,482	11%	1,484	12%	1,719	14%
Interest and dividends	1,167	8%	514	4%	167	1%
Other revenue (loss), net	167	1%	(87)	-1%	63	1%
Total revenue	$14,080	100%	$12,411	100%	$12,373	100%

Asset-based Fees

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs fees, service fees, and other asset-based fees.

Advisory Programs Fees. The Partnership earns advisory programs fees from investment advisory services offered in the U.S. primarily through the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and in Canada through the Edward Jones Portfolio Program® (“Portfolio Program”) and the Edward Jones Guided Portfolios® program (“Guided Portfolios”). Advisory Solutions and Guided Solutions are both investment advisory programs created under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Portfolio Program and Guided Portfolios are not subject to the Advisers Act as services from these programs are only offered in Canada.

Through Advisory Solutions, clients can choose to invest in Advisory Solutions Fund Models, which invest in affiliated mutual funds, unaffiliated mutual funds, and exchange-traded funds ("ETFs") or Advisory Solutions Unified Managed Account Models. When investing in Advisory Solutions, the client may elect either a research or a custom model. If the client elects a research model, the Partnership assumes full investment discretion on the account and the client assets will be invested in one of numerous different research models developed and managed by Edward Jones. If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account, and the investments are selected by the client and their financial advisor. The vast majority of client assets within Advisory Solutions are invested in research models.

PART I

Item 1. Business, continued

The Partnership offers investment options through the Bridge Builder® Trust (the "BB Trust") to lower client investment management expenses and reduce the concentration of client investments in third-party funds. The BB Trust has twelve active sub-advised mutual funds in its series currently available for Advisory Solutions clients, and may add additional funds in the future, at its discretion. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC, is the investment adviser to these sub-advised mutual funds and has primary responsibility for setting the overall investment strategies and for selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income.

Guided Solutions is a client-directed advisory program where financial advisors work with clients to build a portfolio that is aligned with the Partnership's investment philosophy and guidance. Clients retain control over investment decisions and financial advisors help guide clients through a required process of identifying their financial goals and selecting an appropriate portfolio objective. Guided Solutions offers two options, a Fund account or Flex account, which provide different investment options depending on a client's account size. Nine of the twelve sub-advised mutual funds of the BB Trust are now fully eligible investments in Guided Solutions accounts, while the remaining three are available on a limited basis.

Through the Portfolio Program, Canadian financial advisors provide discretionary investment advisory services to clients by using independent investment managers and proprietary asset allocation models. Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines available to Canadian investors.

Service Fees and Other Asset-Based Fees. The Partnership earns revenue on clients’ assets through service fees and revenue sharing received under agreements with certain mutual fund and insurance companies. Cash solutions revenue is earned from the Edward Jones Insured Bank Deposit Program (the "IBD Program"), which is an interest-bearing savings solution for clients that offers Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. Edward Jones has agreements with FDIC-insured third-party banks to transfer available cash balances in participating clients' accounts to interest-bearing deposit accounts at those banks.

Edward Jones also provides its own Money Market Fund (the "Money Market Fund") to clients with Advisory Solutions, Guided Solutions and certain Select accounts, which is managed by Olive Street. Olive Street earns investment management fees as the investment adviser to the Money Market Fund. Edward Jones also earns certain asset-based fees from the Money Market Fund, some or all of which may be voluntarily waived.

In addition to the advisory programs mentioned above, the Partnership earns asset-based fees from the trust services and investment management services offered to its clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of JFC.

Account and Activity Fees

Account and activity fees include shareholder accounting service fees, insurance contract service fees, Individual Retirement Account (“IRA”) custodial service fees, and other product/service fees. The Partnership also charges fees to certain mutual fund companies for shareholder accounting services, including maintaining client account information and providing other administrative services for the mutual funds. Insurance contract service fees are fees charged to certain insurance companies for administrative support. Account and activity fees also include sales-based revenue sharing fees and various transaction fees. Edward Jones also earns certain account and activity fees from the Money Market Fund, some or all of which may be voluntarily waived.

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

PART I

Item 1. Business, continued

Interest and Dividends

Interest and dividends revenue is earned on client margin loan account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans and investment securities.

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

Competition

The Partnership is subject to intense competition in all phases of its business from broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms, some of which are larger than the Partnership in terms of capital, resources, assets under care, transaction volume and range of financial services. The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing enhanced digital experiences for clients, including the utilization of emerging artificial intelligence technologies and lower cost, computer-based "robo-advice". The Partnership also competes with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. Clients can transfer their business to competing organizations at any time. The Partnership also faces competition from "fintech" companies that have technological advancements that allow them to compete through internet- and mobile-based platforms. There is also intense competition among firms to attract and retain qualified professionals, including financial advisors, CSTPs, and home office associates. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

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

The Partnership's revenues are generated by financial advisors, in partnership with CSTPs, serving clients with the support of the Partnership's home office associates. To grow and promote branch team success, the Partnership provides more flexibility, autonomy and choice in how the branches serve clients and continues to invest significantly in tools, resources and capabilities that enable making a greater impact for generations of families and communities.

Development

Delivering on the client-first business model goes hand-in-hand with investing in learning and development. The Partnership is committed to helping financial advisors, CSTPs and home office associates on their career path, providing opportunities from formal training and coaching to mentoring programs, leadership opportunities and tuition reimbursement. In 2023, the Partnership expanded its professional development platform to help associates set their learning goals, separate from required training, and enhance their knowledge on a range of topics. Engagement and branch experience surveys are regularly conducted to listen to associates and branch teams to allow the Partnership to take timely actions to optimize their engagement, which helps the Partnership better serve its clients and associates.

The Partnership maintains a comprehensive training program for financial advisors which includes preparation for regulatory exams, online modules, concentrated instruction in a face-to-face or virtual classroom and on-the-job training in a branch office. During the first phase, U.S. and Canada trainees study for and take the requisite examinations. After passing the requisite examinations, trainees complete online modules and a comprehensive training program either virtually or in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations. Branch training includes understanding client needs, reviewing investments, compliance requirements and office procedures, establishing a base of potential clients and serving clients. Multiple field-based leaders and other financial

PART I

Item 1. Business, continued

advisors provide in-region mentorship, training and coaching to financial advisor trainees to assist their assimilation into the Firm and the industry. The Partnership also focused on building the acumen of its branch teams by empowering them to achieve additional professional designations, which provides more flexibility and choice in how the branches serve clients and provide deep, personal relationships and more comprehensive goals-based advice.

Compensation, Benefits and Opportunities

The Partnership values and respects the contributions of financial advisors, CSTPs and home office associates and recognizes individual efforts through a compensation program that promotes a long-term career, financial security and well-being. Employee compensation consists of base pay with a bonus program and retirement plan for eligible employees. Financial advisors are generally compensated on a commission basis, subject to a minimum guaranteed salary, and financial advisors who meet performance, tenure and other criteria may be entitled to additional compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. The retirement plan consists of a profit-sharing contribution tied to the Partnership's profitability and a 401(k) contribution. The Partnership also makes a significant investment in subsidizing health and wellness benefits to offer full-time associates access to a benefit plan with the opportunity to earn medical plan premium discounts.

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

In addition to compensation and benefits, the Partnership also from time to time has offered eligible associates the opportunity to purchase limited partnership interests ("Interests"), described more fully in the Partnership Agreement.

Diversity, Equity and Inclusion ("DEI")

Inclusive behavior and inclusive leadership are integrated into the Partnership's core values. Leaders are responsible for hiring and developing their teams, with the Partnership providing guidance on assembling diverse candidate slates and information about area-specific hiring and retention opportunities. Certain financial advisors also take on inclusion leader roles in their geographic areas and develop a tailored plan which supports the growth, performance, engagement and leadership development of women and diverse financial advisors within their specific markets. The Partnership also has an advisory group of diverse financial advisors, CSTPs and home office associates who offer perspective and input to help advance certain DEI efforts. In addition, the Partnership has Business Resource Groups ("BRGs") who volunteer to support inclusion and diversity efforts. BRG members and allies come together to discuss their unique experiences, help attract and retain talent, and discover ways to serve clients and future clients more deeply, especially as demographics and needs change. The Partnership's goal is to be a place where every colleague feels valued, respected and heard.

Additionally, the Partnership is continuously working to improve options to support associates with disabilities. The Partnership also has dedicated a team to design accessible digital experiences for clients and colleagues.

As of December 31, 2023, 2022 and 2021, 12%, 11% and 10%, respectively, of the Partnership's total employees, composed of financial advisors, CSTPs and home office associates, were self-identified people of color, and as of all periods, 62% of employees were women.

PART I

Item 1. Business, continued

The following table summarizes the Partnership's DEI goals for the end of 2025 and progress made towards those goals as of December 31, 2023, 2022 and 2021:

	Partnership's 2025 Goals	Actuals as of December 31, 2023	Actuals as of December 31, 2022	Actuals as of December 31, 2021
Partnership Diversity (US & Canada):
Financial Advisors:
People of Color	15%	10%	9%	9%
Women	30%	23%	23%	22%
Home Office General Partners:
People of Color	15%	16%	14%	12%
Women	40%	35%	32%	31%
Leaders Across Home Office:
People of Color	20%	19%	19%	17%
Women	50%	49%	49%	49%

Employees

The Partnership ended the year with 19,232 financial advisors with branches in over two-thirds of U.S. counties and most Canadian provinces and territories and 19,786 client support team professionals, representing a 2% and 10% increase compared to the end of the prior year, respectively. Financial advisor attrition decreased from 5.8% at the end of 2022 to 4.7% at the end of 2023.

As of December 31, 2023, the Partnership had approximately 54,000 full-time and part-time employees and partners, including its financial advisors. The Partnership’s financial advisors are employees or partners of the Partnership.

Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about key metrics and historical growth and attrition rates for financial advisors.

Regulation

Broker-Dealer and Investment Adviser Regulation

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

The SEC is the U.S. agency responsible for the administration of the federal securities laws. Its mission is to protect investors, maintain fair, orderly and efficient markets and facilitate capital formation. Edward Jones is registered as a broker-dealer with the SEC. Edward Jones is subject to periodic examinations by the SEC, review by a designated examining authority and certain periodic and ad hoc reporting requirements of securities and customer funds. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations ("SROs"), principally the Financial Industry Regulatory Authority ("FINRA"). FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

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

PART I

Item 1. Business, continued

As an investment dealer registered in all provinces and territories of Canada, EJ Canada is subject to provincial, territorial and federal laws. All provinces and territorial jurisdictions have established securities administrators to administer securities laws. EJ Canada is also subject to the regulation of the Canadian Investment Regulatory Organization ("CIRO"), which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada. CIRO fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

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

Pursuant to U.S. federal law, Edward Jones as a broker-dealer belongs to the Securities Investors Protection Corporation (“SIPC”). For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities in a client's account, with a maximum of $250,000 for cash claims. Pursuant to CIRO requirements, EJ Canada belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For clients in Canada, CIPF limits coverage to C$1,000,000 in total, which can be any combination of securities and cash.

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

Employees and partners of the Partnership in the U.S. are bonded under a blanket fidelity bond. The Partnership has an aggregate annual coverage of $50,000,000 subject to deductibles. Employees and partners of the Partnership in Canada are bonded under a blanket policy as required by CIRO. The Partnership has an annual aggregate amount of coverage in Canada of C$50,000,000 with a per occurrence limit of C$25,000,000, subject to a deductible.

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

Anti-Money Laundering and Sanctions Regulatory Requirements. JFC's subsidiaries in the U.S. that conduct financial services activities are subject to the Bank Secrecy Act of 1970 ("BSA"), as amended by the USA PATRIOT Act of 2001 ("PATRIOT Act"), which requires financial institutions to develop and implement programs reasonably designed to achieve compliance with these laws and applicable regulations. The BSA and PATRIOT Act include a variety of recordkeeping, monitoring and reporting requirements (such as currency transaction reporting and suspicious activity reporting), as well as identity verification and client due diligence requirements which are intended to detect, report and/or prevent money laundering and the financing of terrorism. JFC's subsidiaries in the U.S. that conduct financial services activities are also subject to U.S. sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury. These subsidiaries have established policies and procedures designed to comply with these laws, regulations and programs and work continuously to strengthen regulatory compliance. Additionally, EJ Canada complies with the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada.

Additional Regulation

Privacy & Data Protection. Regulations in the areas of privacy and data protection continue to grow and are primarily driven by concerns about the use and security of information. To the extent they are applicable, the Partnership must comply with federal and state information-related laws and regulations in the United States, including the recently amended California Consumer Privacy Act and further potential or recently enacted federal and state requirements. The Partnership has implemented policies and procedures in response to these requirements and will continue to monitor and update the policies and procedures as appropriate.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

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

RISKS RELATED TO THE PARTNERSHIP’S BUSINESS

Risks Related to Economic and Market Conditions and Events

MARKET CONDITIONS AND SECURITIES INDUSTRY — The Partnership's financial results are directly impacted by market conditions, inflation, recessionary conditions and trends and changes in the securities industry. A downturn or a recession in the U.S. and/or global securities markets could have a significant negative effect on revenues that could reduce or eliminate profitability of the Partnership. Increasing or prolonged inflation could also affect securities prices and as a result, the profitability of the Partnership. Furthermore, the securities industry is continually facing change, some of which may negatively impact the profitability of the Partnership.

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

All aspects of the Partnership’s business are highly competitive. The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing enhanced digital experiences for clients, including the utilization of emerging artificial intelligence technologies and lower cost, computer-based "robo-advice". The Partnership is subject to risk from the accelerated changes to the industry and competitive forces, which have resulted and are expected to continue to result in significant costs for investments in financial advisors and other human capital, technology infrastructure, digital initiatives, virtual enablement tools, strategic relationships and test and learn pilot programs, to support long-term growth objectives and deliver enhanced value and impact for millions of current and potential clients, as well as the Partnership's colleagues and communities. Clients can transfer their business to competing organizations at any time. The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide goals-based advice may be impacted by the evolving financial services industry, including changing client expectations and technology needs, as well as robo-advisors and other lower cost options. The Partnership is also subject to competition from "fintech" companies that have technological advancements that allow them to compete through internet- and mobile-based platforms. The Partnership may be subject to operational risk if the Partnership is unable to keep pace with this rapidly changing environment, which includes client, industry, technology and regulatory changes. In addition, the Partnership's ability to compete and adapt its business model may be impacted by changing client demographics, preferences and values. If the Partnership does not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability. Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

Competition among financial services firms also exists for new and experienced financial advisors, CSTPs and home office associates. The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain and motivate current employees. The Partnership continues to make significant investments in financial advisors and other human capital, focusing on growing the number of financial advisors and preparing branch teams to deliver enhanced experiences for clients, including investing in colleague training and acumen building and enhancing the client and branch experience through expanded enablement support and new technology. If the Partnership is unable to grow and retain talent and strengthen its colleague experience and capabilities, the Partnership's number of net new households and net new assets could have an adverse impact on its results of operations. Additionally, the Partnership's business is dependent on financial advisors' ability to compete for clients in order to attract and retain clients and clients' assets. If the Partnership’s profitability decreases, then bonuses paid to financial advisors, CSTPs and home office associates, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. Furthermore, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.

The Partnership competes for clients and personnel directly with other broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms. Some of these firms are larger than the Partnership in terms of capital, resources, assets under care ("AUC"), transaction volume and range of financial services. The Partnership continues to compete with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. The Partnership currently charges clients a commission for the purchase and sale of similar products. Existing and future clients may seek lower cost options, which may significantly reduce the Partnership's trade revenue for the purchase and sale of brokerage products in the future.

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

The Partnership's revenue earned from certain cash solutions products is impacted by changes in interest rates, with lower interest rates negatively impacting revenue and profitability. The changing interest rate environment may have a negative impact on the Partnership's ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in client cash programs. The Partnership’s profitability is also affected by the interest rate profit margin earned on client investments, and a change in that margin could have a negative impact on the Partnership’s financial results. Further, in low interest rate environments, the Partnership has waived certain fees to maintain a positive client yield, which could happen again if interest rates were to decline in the future.

Increases in interest rates would subject the U.S. Treasury market to decreasing prices, directly impacting the Partnership's valuation of its portfolio of government and agency obligations, which may result in unrealized losses on its investments. Additionally, the respective interest rates earned and paid on the Partnership’s financial assets and liabilities may not change at the same pace, which also may reduce the Partnership's profitability.

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

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs and other regulators. The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. Further, as the Partnership continues to engage in strategic initiatives to evolve its business and grow its positive impact on clients and communities, the Partnership may become subject to additional regulation. The Partnership may be adversely affected as a result of new or revised legislation or regulations, by changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations. Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. Regulatory changes or changes in the law could increase compliance costs which would adversely impact profitability.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

Standard of Care Initiatives. In addition to the SEC's Rules and Guidance (see Part 1, Item 1 – Business – Regulation), state and other regulators are proposing, or have adopted, rules to articulate their required standard of care, which may diverge from the SEC's Rules and Guidance. The Partnership is dedicating significant resources to interpret and address

PART I

Item 1A. Risk Factors, continued

these rules. The Partnership cannot reliably predict the ultimate form or impact of such rules, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

Rules on Environmental, Social or Governance ("ESG") and Non-Financial Investment Considerations. On March 6, 2024, the SEC adopted rules to enhance and standardize climate-related disclosures for investors. A number of federal and state legislators and regulators have adopted or are considering, proposing or adopting other rules, regulations or laws requiring ESG-related disclosures or conduct, including placing conditions on or limiting the ability of financial advisors to utilize ESG or non-financial criteria in providing financial advice to clients. The enactment, implementation or enforcement of such rules or regulations may have an adverse effect on the Partnership's financial condition or results of operations. The Partnership continues to monitor potential additional laws and regulations, is currently evaluating federal and state proposals as they are promulgated and is implementing measures to comply with applicable regulations.

Shortening the Securities Transaction Settlement Cycle. The SEC amended Rule 15c6-1(a) under the Exchange Act and the CSA approved CIRO's amended Universal Market Integrity Rules and Investment Dealer and Partially Consolidated Rules (collectively, the "amendments") to shorten the settlement cycle for broker-dealer transactions from two business days after the trade date to one business date after the trade date for most securities. The Partnership anticipates impacts to Firm operations and client behaviors and is dedicating significant resources to implement measures to comply with the amendments by their respective compliance dates of May 27, 2024 in Canada and May 28, 2024 in the U.S. In addition to its dedicated internal resources, the Partnership's implementation of the amendments is heavily reliant on third parties that support the transaction settlement cycle. See Part I, Item 1A – Risk Factors – Reliance on Third Parties for additional information.

LITIGATION AND REGULATORY EXAMINATIONS, INVESTIGATIONS AND PROCEEDINGS — As a financial services firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory examinations, investigations and proceedings, which have increased over time and are expected to continue to increase.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks. The Partnership is, from time to time, subject to arbitration claims, lawsuits and other significant litigation such as class action suits. In the ordinary course of business, the Partnership also is subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as SROs and other regulators. Such matters have in the past, and could in the future, lead to formal actions and proceedings, which may negatively impact the Partnership’s business or reputation and may result in significant expenses. Recently, in the financial services industry, there has been increasing litigation including class action suits that generally seek substantial damages, as well as increased regulatory scrutiny. The growing volume and increased pace of change of regulations adds complexity and cost to managing compliance capabilities and could result in potential investigations, fines and reputational harm.

The Partnership has incurred and may continue to incur significant expenses to defend and settle claims. Negative outcomes in litigation or regulatory investigations may negatively impact the Partnership's financial results due to penalties and fines, restitution to clients and personnel and injunctive or other equitable relief, which may be significant. Additionally, negative outcomes may result in reputational harm that could impact the Partnership's ability to attract and retain clients and personnel. In view of the inherent difficulty of reliably predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss related to such matters.

Such legal actions may be material to future operating results for a particular period or periods. See Part I, Item 3 – Legal Proceedings for more information regarding certain unresolved claims.

PART I

Item 1A. Risk Factors, continued

Risks Related to Human Capital

INABILITY TO ATTRACT, RETAIN, DEVELOP AND SUPPORT QUALIFIED TALENT — If the Partnership is unable to attract, retain, develop and support qualified financial advisors, CSTPs and home office associates, the Partnership may not be able to maintain or increase its operating results or grow the Firm's positive impact on clients and communities.

The Partnership is making significant investments in financial advisors, CSTPs and home office associates with a focus on strengthening our colleague experience and capabilities. However, the market for qualified personnel is highly competitive as financial industry employers are offering incentives such as guaranteed contracts, upfront payments and increased compensation, which may adversely impact the Partnership's attraction and retention of qualified talent and could lead to increased compensation costs for the Partnership and decreased profitability without increased client assets. The Partnership's growth and retention of client accounts, as well as the gathering of new assets, are affected by retention and growth in the number of financial advisors, as well as CSTPs and home office associates who support those financial advisors. If the Partnership is unable to grow and retain needed talent, it may be unable to effectively deliver on the work of the Partnership. Additionally, the inability to attract, retain, develop or support financial advisors, CSTPs and home office associates may result in slower growth in the number of client accounts and net new assets, which could have an adverse impact on revenue the Partnership receives from asset-based fees and commissions and on its results of operations.

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

Additionally, if the Partnership is unable to effectively develop and support financial advisors, CSTPs and home office associates, including providing support needed for branch teams to increase business acumen and obtain additional designations, it may be unable to effectively deliver on the work of the Partnership or its objectives to provide more comprehensive planning and advice to clients and grow the Partnership's positive impact on clients and communities. If associates experience insufficient or ineffective development, direction, communication, risk management, change management or other needed tools or support, the Partnership may be unable to achieve its current and future business objectives and may experience decreased associate satisfaction and retention.

BRANCH OFFICE SYSTEM — The Partnership’s system of maintaining branch offices may expose the Partnership to risk of loss or liability from the activities of the branch team and to increases in rent related to increased real property values.

The majority of the Partnership’s branch offices are staffed by a single financial advisor and a CSTP. Branch offices do not have an onsite supervisor as would be found at broker-dealers with multi-broker branches. The Partnership’s primary supervisory activity is conducted by its home office associates. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors and/or CSTPs. Furthermore, the Partnership may be exposed to further losses if additional time passes before its supervisory personnel detect problem activity.

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

The Partnership has engaged in significant digital initiatives to improve the efficiency and performance of its technology to support branch teams in serving clients and expects to continue to do so in the future. Such initiatives are not only necessary to better meet the needs of and add value for the Partnership’s clients and branch teams, but also to satisfy new industry standards and practices, anticipate industry and competitive changes, better secure the transmission of clients’ information on the Partnership’s systems, enhance support for a hybrid remote and in-office workforce and improve operational efficiency. If the Partnership is unable to execute on its digital initiatives to enhance its systems, transition from legacy technology, provide faster, more efficient technology for its branch and home office teams to better serve clients and colleagues and effectively transition and support branch teams for utilization of the new technology, it may experience decreased client and colleague satisfaction and retention, which could negatively impact the Partnership's operations, profitability and reputation. Additionally, the Partnership's inability to enhance technology at the pace of the industry could negatively impact its ability to attract and retain clients.

The Partnership's increased cost from these digital initiatives may continue to adversely impact the Partnership's profitability. Furthermore, with any major digital initiative or system replacement, there will be a period of education and adjustment for the branch and home office associates utilizing the tool or system. Following any upgrade or replacement, if the Partnership’s systems, tools or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new tool, system or system upgrade contains a major problem, the Partnership could experience inefficiencies and unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, poor user experience and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, any use of new or emerging technologies, such as artificial intelligence, by the Partnership or the third parties it relies on may expose the Partnership to additional information security risk, increased regulation and regulatory scrutiny, and risk of reputational harm.

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

RELIANCE ON THIRD PARTIES — The Partnership’s dependence on third-party organizations exposes the Partnership to risks, including risk of disruption or loss if their products and services are no longer offered or supported or develop defects, concentration risk and information security risk.

The Partnership incurs obligations to its clients which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships by which securities transactions are executed. The Partnership is substantially dependent upon the availability, operational capacity and capability of certain key suppliers to enable certain critical business processes, and is subject to concentration risk as a result of such reliance.

The Partnership's critical third parties include NSCC, DTC, FICC and CDS. The inability of these organizations with which the Partnership does a large volume of business to promptly process securities transactions and satisfy clearing and depository obligations could result in substantial losses to the Partnership and delays in or disruptions to the delivery of cash or securities to clients.

The Partnership is also particularly dependent on Broadridge, which acts as the Partnership’s primary vendor for providing accounting and record-keeping for client accounts in both the U.S. and Canada. The Partnership’s communications and information systems are integrated with the information systems of Broadridge. There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise. The Partnership also utilizes certain products and services of BNY Mellon for mutual fund investments held by the Partnership’s clients and for certain trading activities. BNY Mellon’s products and services enable the Partnership to provide certain services to mutual funds, primarily shareholder accounting. Additionally, the Partnership is increasingly reliant on third parties throughout the branch operating system. Consequently, any new computer systems or software packages implemented by these third parties which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by these third parties as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies, SROs and/or other regulators.

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

Refer to the following risk factor for risks related to information security incidents affecting third-party systems.

PART I

Item 1A. Risk Factors, continued

INFORMATION SECURITY INCIDENTS AND FRAUD — Information security incidents affecting the Partnership’s systems, or those of third parties, and other fraudulent acts could lead to significant financial loss to the Partnership’s business and operations, significant liability, and harm to the Partnership’s reputation and client relationships.

The Partnership relies heavily on communications and information systems to conduct its business, including the secure processing, storage and transmission of confidential Firm and client data and other information. The Partnership’s offices and its existing communications and information systems, including its backup systems, as well as the systems of third parties the Partnership relies on, are vulnerable to information security incidents, including breaches, damage or interruptions from human error, sabotage, cybersecurity attacks such as ransomware, computer viruses and other malicious code, intentional acts of vandalism, phishing communications, spoofing or other attempts by others to gain unauthorized access to the Partnership’s systems, and similar events. The risk of these types of information security incidents occurring is continuing, and there can be no assurance the Partnership will not experience losses in the future.

If an information security incident was to occur, such an event could substantially disrupt the Partnership’s business by exposing the Partnership’s, its clients’ or third parties’ confidential information or causing interruptions or malfunctions in the Partnership’s or third parties’ operations. The Partnership is also reliant on third parties' timely communication of cybersecurity incidents that occur outside of the organization with potential impacts on the Partnership's data and information. Additionally, in order to serve clients, the Partnership maintains personal information about current, former and prospective clients, partners and associates that is subject to various laws and regulations. Security incidents involving this type of information could subject the Partnership to significant liability and expenses that may not be covered by insurance. In addition, the Partnership’s reputation and business may suffer if such clients or associates experience data or financial loss from a significant security incident.

Further, incidents of fraud or other financial exploitation that evade the Firm's client protection measures, particularly for its senior clients and other vulnerable groups, may result in increased risk of loss for the Partnership and harm to its reputation and client relationships.

NEW STRATEGIES, SOLUTIONS AND PRODUCTS — The Partnership is subject to the risk that recently launched or potential new strategies, solutions, products, structures and relationships being developed or made available to the Partnership's clients may not be successful; and if successful, the Partnership may contribute more capital, experience increased costs to support operations and could be subject to risks related to additional regulatory oversight, potential legislative changes and uncertainty of the resulting benefits for the Partnership, its partners, or its clients.

The Partnership has been actively pursuing additional strategies, solutions, products, structures and third-party relationships (collectively, "initiatives") to meet clients' investing, saving, spending, borrowing and comprehensive needs and help clients achieve financially what is most important to them. These initiatives include both potential future solutions currently in development as well as recently launched programs, such as the Partnership's introduction of new tools, financial advisor teaming and two new investment advisory programs in late 2023: the Edward Jones Financial Advisor Managed Solutions™ program, where clients delegate investment discretion to eligible financial advisors who provide ongoing investment advice and guidance, and an initial pilot of the Edward Jones Home Office Financial Planning Services program. The Partnership cannot reliably predict the timing or outcome of the initiatives, and whether and to what extent the initiatives would yield benefits for the Partnership, its partners, and its clients. The Partnership's exploration of these initiatives may result in the Partnership incurring more substantial costs and continuing to commit a significant amount of capital to support their development and operations. Factors that could affect the profitability and success of the Partnership's initiatives include, but are not limited to, unanticipated additional costs, the need for additional capital support, operational challenges, uncertain client demand, legislative changes and regulatory changes, compliance and oversight, any or all of which may adversely impact the Partnership's results of operations, financial condition and liquidity.

PART I

Item 1A. Risk Factors, continued

Risks Related to Liquidity and Capital

LIQUIDITY — The Partnership’s business in the securities industry and ownership structure requires that sufficient liquidity be available to maintain its business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to the Partnership’s business. A tight credit market could have a negative impact on the Partnership’s ability to maintain sufficient liquidity to meet its working capital needs. Short-term and long-term financing are two sources of liquidity that could be affected by rising and falling interest rates resulting in unattractive credit terms or a market in which lenders may reduce their lending to borrowers. There is no assurance that financing will be available at attractive terms, or at all, in the future. Additionally, the Partnership's access to funds held at the broker-dealer is subject to regulatory capital requirements and may require approval from regulators. A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.

A significant volume of withdrawals by limited or general partners would reduce the Partnership's available liquidity and capital. Additionally, limited partners who finance all or a portion of their limited partnership interests with bank loans must pay interest on their loan regardless of the amount of distributions received, and therefore may be more likely to request the withdrawal of capital to repay such obligations.

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

In the U.S., Edward Jones may be required to restrict its withdrawal of Partnership capital in order to meet its net capital requirements. In addition to the regulatory requirements applicable to Edward Jones, Trust Co. and EJ Canada are subject to regulatory capital requirements in the U.S. and in Canada, respectively. Failure by the Partnership to maintain the required regulatory capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, CIRO, OCC or other regulatory bodies, which could ultimately require its liquidation.

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

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNERSHIP INTERESTS

HOLDING COMPANY — JFC is a holding company; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions, dividends and intercompany payments to JFC, which is restricted by law, regulation and contractual obligations, and which may be impacted by tax or business strategy.

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests, including the 7½% payment to limited partners pursuant to the Partnership Agreement (the "7½% Payment"), will be dependent on distributions, dividends, and intercompany payments to JFC from its subsidiaries, and if those sources are insufficient, JFC may be unable to satisfy such obligations.

JFC’s principal operating subsidiaries, Edward Jones and EJ Canada, are subject to various statutory and regulatory restrictions applicable to broker-dealers generally that limit the amount of cash distributions, dividends, loans and advances that those subsidiaries may pay to JFC. Regulations relating to capital requirements affecting some of JFC’s subsidiaries

PART I

Item 1A. Risk Factors, continued

also restrict their ability to pay distributions or dividends and make loans to JFC. See Part I, Item 1 – Business – Regulation for a discussion of these requirements.

In addition, JFC’s subsidiaries may be restricted under the terms of their financing arrangements from paying distributions or dividends to JFC, or may be required to maintain specified levels of capital. Moreover, JFC or its subsidiaries may enter into financing or other contractual arrangements in the future which may include additional restrictions or debt covenant requirements further restricting distributions to JFC, which may impact JFC’s ability to make distributions to its limited partners.

JFC's ability to make distributions may also be impacted by tax or business strategies that result in distributions, dividends, and intercompany payments being made to entities in JFC's organizational structure other than JFC.

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

NON-VOTING INTERESTS; NON-TRANSFERABILITY OF INTERESTS; ABSENCE OF MARKET AND PRICE FOR INTERESTS — The Interests are non-voting and non-transferable, no market for the Interests exists or is expected to develop, and the price only represents book value.

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

The Managing Partner has the ability, in their sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. Proceeds from the offering under the 2021 Plan are expected to be used to fund growth needs or for other purposes. The remaining $132 may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $6 of Interests pursuant to a private placement offering in early 2024 and may issue additional Interests from time to time in the future.

The issuance of additional Interests will decrease the Partnership’s net interest income by the 7½% Payment for the additional Interests, and holders of existing Interests may experience decreased returns on their investment because the

PART I

Item 1A. Risk Factors, continued

amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of additional Interests will reduce the Partnership’s net interest income and profitability.

In 2023, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2024 is expected to remain at a similar level as 2023. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

In the event of a partial or total liquidation of the Partnership or in the event there were insufficient Partnership assets to satisfy the claims of its general creditors, the limited partners may not be entitled to receive their entire Capital Contribution amounts back. Limited partner capital accounts are not guaranteed. However, as a class, the limited partners would be entitled to receive the return of their aggregate Capital Contributions before the return of any capital contributions to the subordinated limited partners or the general partners. If the Partnership experiences losses in any year but liquidation procedures described above are not undertaken and the Partnership continues, the amounts of such losses would be absorbed in the capital accounts of the partners as described in the Partnership Agreement, and each limited partner in any event remains entitled to receive the 7½% Payments under the terms of the Partnership Agreement. However, as there would be no accumulated profits in such a year, limited partners would not receive any sums representing participation in net income of the Partnership. In addition, although the amount of the 7½% Payments to limited partners are charged as an expense to the Partnership and are payable whether or not the Partnership earns any accumulated profits during any given period, no reserve fund has been set aside to enable the Partnership to make such payments. Therefore, such payments to the limited partners are subject to the Partnership’s ability to service the 7½% Payment, of which there is no assurance.

PART I

Item 1A. Risk Factors, continued

STATUS AS PARTNER FOR TAX PURPOSES AND TAX RISKS — Limited partners are subject to income tax liabilities on the Partnership’s income, whether or not income is distributed, and may have an increased chance of being audited. Limited partners may also be subject to passive loss rules as a result of their investment.

Limited partners are required to file tax returns and pay income tax in U.S. jurisdictions in which the Partnership operates, as well as in the limited partner’s place of residence or domicile. Any costs of obtaining professional tax advice or preparation of tax returns are the responsibility of the limited partner and may be significant. Limited partners are liable for income taxes on their share of the Partnership’s taxable income. The amount of the Partnership's taxable income that is allocated to a limited partner may significantly exceed the amount of the Partnership's net income that is allocated and distributed to the limited partner.

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

The Partnership’s income tax returns may be audited by government authorities. Under U.S. federal audit and administrative procedures applicable to partnerships, any U.S. federal income taxes, penalties (including any accuracy-related penalties), and interest resulting from adjustments to Partnership tax items, including adjustments made pursuant to an IRS audit, generally will be imposed on the Partnership in the year in which the adjustments are made or otherwise become final. If, as a result of adjustments to Partnership tax items, the Partnership is required to make payments in respect of taxes, penalties and interest, the Partnership's profitability could be negatively impacted and cash available for distribution to our partners may be substantially reduced. Moreover, an audit of the Partnership's income tax returns may result in the audit of the returns of the limited partners and may require an amendment of their tax returns with the possibility of interest and penalty assessments.

FOREIGN EXCHANGE RISK FOR CANADA RESIDENTS — Each Canadian resident limited partner has the risk that they will lose value on their investment in the Interests due to fluctuations in the applicable exchange rate; furthermore, Canadian resident limited partners may owe tax on a disposition of their Interest solely as the result of a movement in the applicable exchange rate.

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

PART II

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Partnership has an enterprise risk management framework that includes assessing, identifying and managing material risks from cybersecurity threats, overseen by the Managing Partner, the Enterprise Leadership Team ("ELT"), Enterprise Risk Management Committee ("ERMC") and Audit Committee. See Part III, Item 10 – Risk Management for a description of the Partnership's overall risk management and governance.

The Partnership has a Chief Information Security Officer ("CISO") responsible for information security policy and for the prevention, mitigation, detection, and remediation of cybersecurity incidents. The Firm's current CISO joined Edward Jones as a general partner in his current role in 2021 after more than 20 years in the financial services industry. The CISO is a Certified Information Systems Security Professional and serves on the board of directors of the National Technology Security Coalition and member of the International Information System Security Certification Consortium. The CISO reports directly to a member of the ELT, the Partnership's Head of Digital, Data and Operations. See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for additional information on the Head of Digital, Data and Operations. The CISO also meets with the ELT and Audit Committee to report on cybersecurity threat management, policies, and incidents and has regularly scheduled and as-needed meetings with the Managing Partner. The CISO is also a member of ERMC and regularly participates in its meetings.

The Partnership seeks to protect the confidentiality, integrity, and availability of its information systems and data through layered defenses designed to facilitate management of cybersecurity risks across five key domains: identification, protection, detection, response and recovery. The Partnership developed its cybersecurity program in consultation with the National Institute of Standards and Technology Cyber Security Framework. The Partnership’s cybersecurity risk management processes include regular network, endpoint and electronic communication monitoring, access controls, vulnerability scanning and assessments, annual information security training for associates, tabletop exercises to inform our associates’ risk identification and assessment. In addition, the Partnership monitors for cybersecurity threats by conducting regular reviews of the cybersecurity threat landscape, maintaining dedicated internal teams to monitor for and respond to insider threats and potential cybersecurity incidents.

In addition to the Partnership’s internal resources, the Partnership engages third-party security consultants to facilitate the Partnership’s tabletop exercises, perform assessments and penetration tests of key information security controls across the Firm's information systems and provide after-hours support as well as on demand surge support and incident response.

The Partnership seeks to mitigate third-party cybersecurity risk though due diligence on prospective service providers that process or store information and negotiates contractual provisions requiring policies and procedures that meet a standard of care for data security and related controls. The Partnership also has processes in place designed to monitor information security incidents and other disruptions of third-party systems that the Partnership relies on.

The Partnership has a dedicated Cyber Risk Management ("CRM") function and corresponding team that is responsible for tracking identified cybersecurity risks, advising on the Partnership's information security and cybersecurity policies, processes and procedures and monitor remediation activities. The CRM team also conducts initial and periodic due diligence on third-party vendors to evaluate the strength of their security control processes and procedures and associated governance capabilities. In performing its functions, the CRM team coordinates regularly with other risk management teams at the Partnership, as well as the CISO.

The Partnership established a Privacy and Information Security Incident Response Plan (“IRP”) addressing the identification, communication, and classification of, and the response to, potential cybersecurity incidents and other disruptions of information systems. All investigation and reporting pursuant to the IRP is conducted at the direction of the Partnership’s Chief Privacy Officer. Associates are required to report and address any suspicious or inappropriate activity and can leverage a tool to report suspected cybersecurity threats via email. Pursuant to the IRP, once a cybersecurity event is identified, it is ascribed a severity level and/or associated tasks and cases in order to appropriately track and handoff any response and remediation efforts across our teams. The IRP provides for the communication of roles, responsibilities, and on-call escalation paths to communicate incidents to key stakeholders. Information security events are managed by designated teams whose roles and responsibilities are defined to facilitate quick, effective, and orderly responses. The Chief

PART II

Item 1C. Cybersecurity, continued

Privacy Officer, in collaboration with the CISO, is required to review the IRP on at least an annual basis, which may include the incorporation of any lessons learned from prior incidents.

The Partnership has an enterprise-wide business resiliency program, policy and framework to assist in planning for, and mitigating disruption to the Partnership's business operations from, incidents including cybersecurity events, through risk assessment, business impact analysis, response plan development, training, testing, and ongoing maintenance. The Business Resilience Department is responsible for creating and maintaining the Partnership's business resilience policy and framework and overseeing the program's implementation in collaboration with sponsors and leaders from the Firm's business areas. A Business Resilience Oversight Group comprised of general partners meets at least semi-annually and provides oversight of business resilience strategy, risk management, resources, performance, and integration into business processes. Elements of business continuity plans vary based on the nature of the processes involved and the impacts of the incident but can include planning related to human capital, real estate, third-party relationships and technology infrastructure. As part of its business resiliency planning, the Partnership has data centers in two geographically distinct locations and its third-party vendors have data centers in several regions of the United States. A prolonged interruption at any site or of critical systems or software may result in an extended delay of service to the Partnership's clients and substantial costs and expenses.

The Partnership, in the normal course of business, at times experiences cybersecurity threats and incidents affecting its data or systems or systems of third parties relied on by the Partnership, and the Partnership's programs and measures discussed above may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us in the future. The Partnership has not identified any previous cybersecurity incidents that have materially affected or are reasonably likely to have a material effect on its business strategy, reputation, financial condition or results of operations. For information on material risks of potential cybersecurity threats, refer to Part I, Item 1A – Risk Factors – Risks Related to Business Operations – Information Security Incidents and Fraud.

ITEM 2. PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campuses in St. Louis, Missouri and one campus in Tempe, Arizona. As of December 31, 2023, the Partnership had 11 home office buildings. The Partnership owns 10 of the buildings and leases its Canada home office in Mississauga, Ontario and the land for the Tempe, Arizona campus.

The Partnership also maintains facilities in 15,937 branch locations as of December 31, 2023, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 2 and 16 to the Consolidated Financial Statements for information regarding lease liabilities and related party transactions, respectively.

ITEM 3. LEGAL PROCEEDINGS

Refer to Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements for information regarding the Partnership's legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given). As of February 23, 2024, the Partnership had 33,687 limited partners.

ITEM 6. [RESERVED]

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations, the financial condition and the cash flows of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For discussions surrounding the earliest of the three years presented below, refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022. All amounts are presented in millions, except as otherwise noted.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue (loss), net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Additionally, asset-based fees include cash solutions fees which are based on the agreed upon interest rate and client dollars invested in the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans. Other revenue (loss), net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

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

	For the years ended December 31,			% Change
	2023	2022	2021	'23 vs. '22	'22 vs. '21
Revenue:
Fee revenue	$11,264	$10,500	$10,424	7%	1%
% of net revenue	82%	86%	85%	-5%	1%
Trade revenue	1,482	1,484	1,719	—	-14%
% of net revenue	11%	12%	14%	-8%	-14%
Interest and dividends	1,167	514	167	127%	208%
Other revenue (loss), net	167	(87)	63	292%	-238%
Total revenue	14,080	12,411	12,373	13%	—
Interest expense	282	142	94	99%	51%
Net revenue	13,798	12,269	12,279	12%	—
Operating expenses	12,186	10,865	10,674	12%	2%
Income before allocations to partners	$1,612	$1,404	$1,605	15%	-13%

Related metrics:
Income before allocations to partners margin(1)	11.4%	11.3%	13.0%	1%	-13%
Client assets under care ($ billions):
Total:
At year end	$1,919	$1,639	$1,822	17%	-10%
Average	$1,764	$1,664	$1,693	6%	-2%
Advisory programs:
At year end	$743	$621	$702	20%	-12%
Average	$674	$640	$637	5%	—
Client dollars invested ($ billions)(2):
Trade	$232	$169	$106	37%	60%
Advisory programs	$32	$36	$74	-11%	-51%
Client households at year end	6.3	6.2	5.9	2%	5%
Net new households for the year (actual)(3)	202,988	236,086	283,267	-14%	-17%
Net new assets for the year ($ billions)(4)	$97	$102	$93	-5%	10%
Financial advisors (actual):
At year end	19,232	18,796	18,823	2%	—
Average	18,945	18,772	18,929	1%	-1%
Attrition %(5)	4.7%	5.8%	6.6%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	37,690	33,147	36,338	14%	-9%
Average	34,118	32,911	34,042	4%	-3%
S&P 500 Index (actual):
At year end	4,770	3,840	4,766	24%	-19%
Average	4,282	4,101	4,271	4%	-4%
Bloomberg Aggregate Bond Index (actual):
At year end	99	97	114	2%	-15%
Average	97	103	115	-6%	-10%

(1)
Income before allocations to partners margin is income before allocations to partners expressed as a percentage of total revenue.
(2)
Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.
(3)
Net new households represents new client households less client households closed during the year.
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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership served more than 8 million clients in the U.S. and Canada in 2023. The Partnership ended the year with a 17% increase in client assets under care to $1.9 trillion, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered during the year. Net new assets of $97 billion decreased 5% from record levels in 2022, reflecting increases in asset gathering and average asset sizes for new households, offset by higher asset outflows and slower household growth. Net new households decreased 14% compared to the prior year.

With the continued investment in new solutions, tools and products to better serve clients and the Partnership's focus on developing, rewarding and growing branch teams, the Partnership ended the year with 19,232 financial advisors with branches in over two thirds of U.S. counties and most Canadian provinces and territories, representing a 2% increase compared to the end of the prior year. Financial advisor attrition also decreased from 5.8% at the end of 2022 to 4.7% at the end of 2023.

Net revenue increased 12% to $13,798, primarily due to increases in fee and net interest and dividends revenue. The increase in fee revenue was due to increases in advisory programs and cash solutions. Advisory programs fees revenue increased due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels, with a 5% increase in advisory programs' average AUC to $674 billion. Increases in cash solutions and net interest and dividends revenue reflected higher interest rates.

Operating expenses increased 12% to $12,186 in 2023 compared to 2022, primarily due to increases in compensation and benefits and communications and data processing expenses. Financial advisor compensation increased primarily due to increases in revenues on which commissions are earned. Home office and branch compensation and communications and data processing expenses increased as a result of the Partnership's intentional investments in human capital, technology infrastructure and digital initiatives to support its objective of delivering more comprehensive planning and advice for clients. Variable compensation increased due to higher overall Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $1,612, a 15% increase from 2022. Income before allocations to partners margin was 11.4%, reflecting the Partnership's strategic balance between investing in the future and current financial results.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 7% in 2023 to $11,264 compared to 2022. A discussion of fee revenue components follows.

	For the years ended December 31,			% Change
	2023	2022	2021	'23 vs. '22	'22 vs. '21
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,814	$7,384	$7,421	6%	—
Service fees	1,476	1,512	1,676	-2%	-10%
Cash solutions fees	578	280	25	106%	1020%
Other asset-based fees	650	632	615	3%	3%
Total asset-based fee revenue	$10,518	$9,808	$9,737	7%	1%
Account and activity fee revenue:
Shareholder accounting services fees	462	454	436	2%	4%
Other account and activity fee revenue	284	238	251	19%	-5%
Total account and activity fee revenue	746	692	687	8%	1%
Total fee revenue	$11,264	$10,500	$10,424	7%	1%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$659.8	$627.5	$625.7	5%	—
Mutual fund assets held outside of advisory programs	$540.3	$534.1	$576.0	1%	-7%
Insurance	$77.6	$80.3	$89.3	-3%	-10%
Cash solutions	$43.5	$51.3	$49.6	-15%	3%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for each of 2023, 2022 and 2021.

Overall asset-based fee revenue increased 7% to $10,518 in 2023 compared to 2022, primarily due to increases in advisory programs fees and cash solutions fees. Advisory programs fees revenue increased due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels. Despite the decrease in average cash solutions assets, cash solutions fees revenue increased due to higher margin earned on the IBD Program, resulting from higher interest rates and an increased interest rate spread (i.e., difference between interest earned and interest paid on IBD Program balances). Additionally, cash solutions fees revenue increased from the absence in 2023 of the fee waivers that were incurred in 2022 to maintain a positive client yield on the Money Market Fund, resulting from higher interest rates in 2023.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, slightly decreased to $1,482 in 2023 compared to 2022. A discussion of trade revenue components follows.

	For the years ended December 31,						% Change
	2023		2022		2021		'23 vs. '22	'22 vs. '21
Trade revenue:
Commissions revenue:
Equities	$500		$571		$603		-12%	-5%
Mutual funds	399		483		777		-17%	-38%
Insurance products and other	351		264		299		33%	-12%
Total commissions revenue	1,250		1,318		1,679		-5%	-22%
Principal transactions	232		166		40		40%	315%
Total trade revenue	$1,482		$1,484		$1,719		—	-14%

Related metrics:
Client dollars invested ($ billions)(1):
Equities	$34.0	15%	$39.7	23%	$42.1	40%	-14%	-6%
Mutual funds	23.9	10%	28.7	17%	47.7	45%	-17%	-40%
Insurance products and other	12.3	5%	7.9	5%	6.9	7%	56%	14%
Principal transactions	162.2	70%	92.4	55%	9.2	8%	76%	904%
Total client dollars invested	$232.4		$168.7		$105.9		38%	59%

Margin per $1,000 invested	$6.4		$8.8		$16.2		-27%	-46%
U.S. business days	250		251		252		—	—

(1) Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The slight decrease in trade revenue in 2023 compared to 2022 was due to decreases in mutual funds and equities commissions revenue and the overall margin earned, offset by increases in insurance products and other revenue and principal transactions revenue. Mutual funds and equities commissions revenue decreased due to the decrease in client dollars invested in mutual funds and equities. Overall margin decreased due to a change in product mix with a large portion of client dollars invested in principal transaction products, primarily certificates of deposit, that earn significantly lower margins than other products. Insurance products and other commissions revenue increased due to higher client dollars invested in fixed annuity products, reflecting higher long-term rates of return for clients. The shift in product mix and increase in principal transactions revenue were due to a significant increase in client dollars invested in fixed income products during the higher interest rate environment in 2023.

Net Interest and Dividends

Net interest and dividends revenue increased $513 to $885 in 2023 compared to 2022, primarily due to higher interest rate spreads earned during the year and an increase in interest income earned on investments, reflecting higher interest rates. The increases in interest and dividends revenue were partially offset by increases in customer credit interest expense, reflecting higher rates paid to clients on cash in their accounts, and the minimum 7.5% annual return on the face amount of limited partnership capital paid to limited partners in accordance with the Partnership Agreement, which increased due to the issuance of $568 of Interests in early 2023.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 12% in 2023 to $12,186 compared to 2022, primarily due to increases in compensation and benefits and communications and data processing expenses. A discussion of operating expense components follows.

	For the years ended December 31,			% Change
	2023	2022	2021	'23 vs. '22	'22 vs. '21
Operating expenses:
Compensation and benefits:
Financial advisor	$5,218	$4,813	$5,003	8%	-4%
Home office and branch	2,334	2,020	1,768	16%	14%
Variable compensation	1,838	1,735	1,949	6%	-11%
Total compensation and benefits	9,390	8,568	8,720	10%	-2%
Communications and data processing	930	687	485	35%	42%
Occupancy and equipment	616	582	547	6%	6%
Fund sub-adviser fees	272	250	245	9%	2%
Professional and consulting fees	177	182	151	-3%	21%
Advertising	160	134	113	19%	19%
Other operating expenses	641	462	413	39%	12%
Total operating expenses	$12,186	$10,865	$10,674	12%	2%

Related metrics (actual):
Number of branches:
At year end	15,937	15,769	15,525	1%	2%
Average	15,856	15,639	15,418	1%	1%
Financial advisors:
At year end	19,232	18,796	18,823	2%	—
Average	18,945	18,772	18,929	1%	-1%
Client support team professionals(1):
At year end	19,786	17,920	17,515	10%	2%
Average	18,505	17,790	17,215	4%	3%
Home office associates(1):
At year end	9,456	8,865	7,499	7%	18%
Average	9,235	8,118	7,223	14%	12%

(1)
Counted on a full-time equivalent basis.

Financial advisor compensation and benefits expense increased 8% to $5,218 in 2023. The increase in 2023 was primarily due to increases in revenues on which commissions are earned, increased future liabilities as a result of corresponding unrealized gains from the increase in value of the mutual fund investment securities held to economically hedge future liabilities for the non-qualified deferred compensation plan, retirement transition plan ("RTP") costs from higher payouts and participation related to the implementation of changes to the RTP program compensation structure and travel incentive program costs from increases in program qualifiers and costs.

Home office and branch compensation and benefits expense increased 16% to $2,334 in 2023 due to increases in the number of associates to support the Partnership's long-term growth objectives, higher average wages and increases in healthcare costs.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The increase in variable compensation of 6% to $1,838 in 2023 was primarily due to an increase in the Partnership's overall profitability.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Communications and data processing expenses increased 35% to $930 in 2023 due to the Partnership's continued intentional investments in technology infrastructure and digital initiatives to support its objective of delivering more comprehensive planning and advice for clients.

Other operating expenses increased 39% to $641 in 2023 primarily due to increases in costs from legal and from full resumption of in-person meetings and events.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial and other information for the Partnership’s reportable segments.

	For the years ended December 31,			% Change
	2023	2022	2021	'23 vs. '22	'22 vs. '21
Net revenue:
U.S.	$13,409	$11,902	$11,946	13%	—
Canada	389	367	333	6%	10%
Total net revenue	13,798	12,269	12,279	12%	—

Operating expenses (excluding variable compensation):
U.S.	10,042	8,845	8,457	14%	5%
Canada	306	285	268	7%	6%
Total operating expenses	10,348	9,130	8,725	13%	5%

Pre-variable income:
U.S.	3,367	3,057	3,489	10%	-12%
Canada	83	82	65	1%	26%
Total pre-variable income	3,450	3,139	3,554	10%	-12%

Variable compensation:
U.S.	1,798	1,694	1,907	6%	-11%
Canada	40	41	42	-2%	-2%
Total variable compensation	1,838	1,735	1,949	6%	-11%

Income before allocations to partners:
U.S.	1,569	1,363	1,582	15%	-14%
Canada	43	41	23	5%	78%
Total income before allocations to partners	$1,612	$1,404	$1,605	15%	-13%

Client assets under care ($ billions):
U.S.
At year end	$1,877.5	$1,603.3	$1,782.2	17%	-10%
Average	$1,726.4	$1,627.4	$1,657.5	6%	-2%
Canada
At year end	$41.1	$35.3	$39.3	16%	-10%
Average	$37.9	$36.7	$35.9	3%	2%

Net new assets for the period ($ billions):
U.S.	$94.3	$98.6	$89.5	-4%	10%
Canada	$2.3	$2.9	$3.6	-21%	-19%

Financial advisors (actual):
U.S.
At year end	18,378	17,961	17,971	2%	—
Average	18,102	17,927	18,053	1%	-1%
Canada
At year end	854	835	852	2%	-2%
Average	843	845	876	—	-4%

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 13% to $13,409 in 2023 compared to 2022, primarily due to increases in fee revenue and net interest and dividends revenue. The increase in fee revenue was due to increases in advisory programs and cash solutions. Advisory programs fees revenue increased due to the cumulative impact of client dollars invested in advisory programs and higher average equity market levels. Increases in cash solutions and net interest and dividends revenue reflected higher interest rates in 2023.

Operating expenses (excluding variable compensation) increased 14% to $10,042 in 2023 compared to 2022, primarily due to increases in compensation and benefits expense, communications and data processing expenses and other operating expenses. Financial advisor compensation increased primarily due to increases in revenues on which commissions are earned. Home office and branch compensation and benefits increased due to increases in the number of associates to support the Partnership's long-term growth objectives, higher average wages and increases in healthcare costs. Communications and data processing expenses increased due to the Partnership's continued intentional investments, referenced above. The increase in other operating expenses was primarily due to increases in costs from legal and from full resumption of in-person meetings and events.

Net income before allocations to partners increased 15% to $1,569 in 2023 compared to 2022.

Canada

Net revenue increased 6% to $389 in 2023 compared to 2022, primarily due to an increase in net interest and dividends revenue resulting from higher interest rates, partially offset by a decrease in other revenue. Other revenue decreased due to unfavorable exchange rates in 2023.

Operating expenses (excluding variable compensation) increased 7% to $306 in 2023 compared to 2022 primarily due to increases in home office and branch compensation, communications and data processing and advertising expenses. Home office and branch compensation expense increased due to higher average wages and a one-time payroll tax cost in the third quarter of 2023. Communications and data processing expenses increased due to the Partnership's continued intentional investments, referenced above. Advertising expense increased due to a new campaign launched in Canada in 2023.

Net income before allocations to partners increased 5% to $43 in 2023 compared to 2022.

LEGISLATIVE AND REGULATORY REFORM

See Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, for a discussion of Legislative and Regulatory Initiatives that the Partnership is continuing to monitor.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 22% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2023 and approximately 25% and 30% in 2022 and 2021, respectively. Significant reductions in these revenues due to changes in the mutual funds industry affecting fee structures that result in decreased margins earned, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the 2021 Plan. In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $6 of Interests pursuant to a private placement offering in early 2024 and may issue additional Interests from time to time in the future. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

The Partnership’s capital subject to mandatory redemption as of December 31, 2023, net of reserve for anticipated withdrawals, was $4,049, an increase of $694 from December 31, 2022. This increase in Partnership capital subject to mandatory redemption was primarily due to additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($568, $70 and $319, respectively) and the retention of a portion of general partner earnings ($161), partially offset by the net increase in Partnership loans outstanding ($104) and the redemption of limited partner, subordinated limited partner and general partner interests ($30, $22 and $268, respectively). During each of the years ended December 31, 2023, 2022 and 2021, the Partnership retained 13.8% of income allocated to general partners.

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

	As of December 31, 2023
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,750	$666	$2,072	$4,488
Partnership capital owned by partners with individual loans	$722	$—	$1,016	$1,738
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	41%	—	49%	39%

Individual loans:
Individual bank loans	$194	$—	$—	$194
Individual Partnership loans	—	—	439	439
Total individual loans	$194	$—	$439	$633
Individual loans as a percent of total Partnership capital	11%	—	21%	14%
Individual loans as a percent of respective Partnership capital owned by partners with loans	27%	—	43%	36%

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2023 and 2022:

	2023	2022
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2023, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of December 31, 2023 or December 31, 2022. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2023 and 2022, except for periodically testing draw procedures.

Cash Activity

As of December 31, 2023, the Partnership had $1,645 in cash and cash equivalents and $1,139 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $2,784 of Partnership liquidity as of December 31, 2023, a 20% increase from $2,319 as of December 31, 2022 due to a shift to significant investments in securities purchased under agreements to resell from government and agency obligations, which are both used to help facilitate cash management and maintain Firm liquidity. The Partnership also held $600 and $1,000 in government and agency obligations as of December 31, 2023 and 2022, respectively. The Partnership had $15,565 and $17,827 in cash and investments segregated under federal regulations as of December 31, 2023 and 2022, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to a decrease in cash held in clients' accounts, resulting in a corresponding decrease in payables to clients. Changes in cash were due to the timing of daily client cash activity in relation to the weekly segregation requirement.

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

EJ Canada is a registered broker-dealer regulated by the CIRO in 2023 and was regulated by the Investment Industry Regulatory Organization of Canada ("IIROC") in 2022. Under the regulations prescribed by IIROC through December 31,

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2022 and CIRO currently, EJ Canada was and is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	December 31, 2023	December 31, 2022	% Change
U.S.:
Net capital	$981	$1,038	-5%
Net capital in excess of the minimum required	$919	$965	-5%
Net capital as a percentage of aggregate debit items	31.7%	28.4%	12%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	13.0%	13.3%	-2%

Canada:
Regulatory risk-adjusted capital	$136	$103	32%
Regulatory risk-adjusted capital in excess of the minimum required	$134	$102	31%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.

MATERIAL CASH COMMITMENTS

The Partnership enters into long-term lease agreements for branch and home office facilities, resulting in a total of $384 in lease commitments that are non-cancellable as of December 31, 2023. Subsequent to December 31, 2023, these commitments may fluctuate based on changing business needs and conditions. For further disclosure regarding lease commitments, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 2.

In 2023, the Partnership invested significantly in software and other technology upgrades, construction and facilities improvements, resulting in capital expenditures of $456. The Partnership estimates 2024 capital spending of approximately $364 related to continued investment in software and other technology upgrades and construction and facilities improvements at various branch and home office locations.

Additionally, the Partnership would have incurred termination fees of $329 as of December 31, 2023 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2023, the Partnership made no such decision to terminate these services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.4 billion and $18.4 billion, respectively, for the year ended December 31, 2023 and earned interest at an average annual rate of approximately 799 and 435 basis points (7.99% and 4.35%), respectively, in 2023. Changes in interest rates may also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis (1.00%) point change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $139. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $95. This estimate reflects minimum contractual rates on certain balances. The Partnership's assumption for determined returns on client cash accounts was updated for the year ended December 31, 2023, resulting in less impact on net interest income in a 100-basis point (1.00%) decrease environment compared to the estimates for the year ended December 31, 2022. This analysis excludes client assets that are held off-balance sheet in the Partnership's Money Market Fund and IBD Program.

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

As of the end of the Partnership’s 2023 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2023 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023.

PART II

Item 8. Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Enterprise Leadership Team and Partners of The Jones Financial Companies, L.L.L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2023 and 2022, and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Asset-based Fee Revenue - Advisory Programs Fees

As described in Notes 1 and 3 to the consolidated financial statements, $7.814 billion of the Firm's total asset-based fee revenue of $10.518 billion for the year ended December 31, 2023 was generated from program fees for investment advisory services provided within the Partnership’s advisory programs. Revenue from advisory programs fees are derived from fees determined by the underlying value of client assets. Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date. Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month.

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

March 12, 2024

We have served as the Partnership’s auditor since 2002.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in millions)	December 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$1,645	$1,882
Cash and investments segregated under federal regulations	15,565	17,827
Securities purchased under agreements to resell	1,139	437
Receivables from:
Clients	3,922	4,375
Mutual funds, insurance companies and other	891	850
Brokers, dealers and clearing organizations	429	400
Securities owned, at fair value:
Investment securities	1,069	1,329
Inventory securities	88	76
Fixed assets, at cost, net of accumulated depreciation and amortization	1,093	862
Lease right-of-use assets	1,029	922
Other assets	1,133	932

TOTAL ASSETS	$28,003	$29,892

LIABILITIES:
Payables to:
Clients	$18,246	$21,359
Brokers, dealers and clearing organizations	131	392
Accrued compensation and employee benefits	2,506	2,165
Accounts payable, accrued expenses and other	1,427	1,199
Lease liabilities	1,066	958
	23,376	26,073
Commitments and contingencies (Notes 13 and 14)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,750	1,212
Subordinated limited partners	666	618
General partners	1,633	1,525
Total	4,049	3,355
Reserve for anticipated withdrawals	578	464
Total partnership capital subject to mandatory redemption	4,627	3,819

TOTAL LIABILITIES	$28,003	$29,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2023	2022	2021
Revenue:
Fee revenue
Asset-based	$10,518	$9,808	$9,737
Account and activity	746	692	687
Total fee revenue	11,264	10,500	10,424
Trade revenue	1,482	1,484	1,719
Interest and dividends	1,167	514	167
Other revenue (loss), net	167	(87)	63
Total revenue	14,080	12,411	12,373
Interest expense	282	142	94
Net revenue	13,798	12,269	12,279
Operating expenses:
Compensation and benefits	9,390	8,568	8,720
Communications and data processing	930	687	485
Occupancy and equipment	616	582	547
Fund sub-adviser fees	272	250	245
Professional and consulting fees	177	182	151
Advertising	160	134	113
Other operating expenses	641	462	413
Total operating expenses	12,186	10,865	10,674

Income before allocations to partners	1,612	1,404	1,605

Allocations to partners:
Limited partners	263	165	208
Subordinated limited partners	181	165	189
General partners	1,168	1,074	1,208
Net Income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$145.45	$135.65	$169.10

Weighted average $1,000 equivalent limited partnership units outstanding	1,764,141	1,219,815	1,230,986

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital		Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2020	$1,362	$594	$1,633		$3,589
Reserve for anticipated withdrawals	(125)	(56)	(333)		(514)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2020	$1,237	$538	$1,300		$3,075
Partnership loans outstanding, December 31, 2020	—	1	340	—	341
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2020	1,237	539	1,640		3,416
Issuance of partnership interests	5	61	222		288
Redemption of partnership interests	(17)	(19)	(277)		(313)
Income allocated to partners	208	189	1,208		1,605
Distributions	(72)	(130)	(718)		(920)
Total partnership capital, including capital financed with partnership loans	1,361	640	2,075		4,076
Partnership loans outstanding, December 31, 2021	—	—	(321)		(321)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$640	$1,754		$3,755
Reserve for anticipated withdrawals	(136)	(59)	(325)		(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$581	$1,429		$3,235
Partnership loans outstanding, December 31, 2021	—	—	321		321
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2021	1,225	581	1,750		3,556
Issuance of partnership interests	4	58	277		339
Redemption of partnership interests	(17)	(21)	(314)		(352)
Income allocated to partners	165	165	1,074		1,404
Distributions	(65)	(112)	(616)		(793)
Total partnership capital, including capital financed with partnership loans	1,312	671	2,171		4,154
Partnership loans outstanding, December 31, 2022	—	—	(335)		(335)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836		$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)		(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525		$3,355
Partnership loans outstanding, December 31, 2022	—	—	335		335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	618	1,860		3,690
Issuance of partnership interests	568	70	319		957
Redemption of partnership interests	(30)	(22)	(268)		(320)
Income allocated to partners	263	181	1,168		1,612
Distributions	(93)	(121)	(659)		(873)
Total partnership capital, including capital financed with partnership loans	1,920	726	2,420		5,066
Partnership loans outstanding, December 31, 2023	—	—	(439)		(439)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2023	$1,920	$726	$1,981		$4,627
Reserve for anticipated withdrawals	(170)	(60)	(348)		(578)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2023	$1,750	$666	$1,633		$4,049

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,612	1,404	1,605
Depreciation and amortization	567	499	461

Changes in assets and liabilities:
Investments segregated under federal regulations	(66)	2,981	(2,140)
Securities purchased under agreements to resell	(702)	1,092	185
Net payable to clients	(2,660)	(2,592)	1,839
Net receivable from brokers, dealers and clearing organizations	(290)	93	26
Receivable from mutual funds, insurance companies and other	(41)	—	(32)
Securities owned	248	(515)	444
Other assets	(206)	(54)	(195)
Lease liabilities	(338)	(326)	(322)
Accrued compensation and employee benefits	341	(236)	297
Accounts payable, accrued expenses and other	309	7	227
Net cash (used in) provided by operating activities	(1,226)	2,353	2,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(456)	(302)	(234)
Cash used in investing activities	(456)	(302)	(234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	58	71	45
Issuance of partnership interests	638	63	66
Redemption of partnership interests	(386)	(336)	(260)
Distributions from partnership capital	(1,193)	(1,173)	(1,181)
Net cash used in financing activities	(883)	(1,375)	(1,330)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,565)	676	831

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	8,382	7,706	6,875
End of year	$5,817	$8,382	$7,706

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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2023 and 2022 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2023, 2022 and 2021 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and Edward Jones (an Ontario limited partnership), is a registered broker-dealer in Canada ("EJ Canada"). Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2023, 2022 and 2021, see Note 15 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Certain prior period balances have been adjusted to align to current year presentation. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure other than those disclosed in Note 14.

Partnership Agreement. Under the terms of the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023, (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner (as defined in the Partnership Agreement). The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. All current and future Partnership capital is subordinate to all current and future liabilities of the Partnership. The Partnership Agreement includes additional terms.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Revenue Recognition. The Partnership's revenue is recognized based on contracts with clients, mutual fund companies, insurance companies and other product providers. As a full-service brokerage firm, Edward Jones and EJ Canada provide clients with custodial services, including safekeeping of client funds, collecting and disbursing funds from a client's account, and providing trade confirmations and account statements. The Partnership does not charge a separate fee for these services. Revenue is generally recognized in the same manner for both the U.S. and Canada segments.

The Partnership classifies its revenue into the following categories:

Asset-based fee revenue – Revenue is derived from fees determined by the underlying value of client assets and includes advisory programs fees, service fees, and other asset-based fee revenue. The primary source of asset-based fee revenue is generated from program fees for investment advisory services. Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date. Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month. The investment advisory services performed in an advisory program contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the client. As a result, the contract has one performance obligation, and program fee revenue is recognized over time as clients simultaneously receive and consume the benefit from the investment advisory services performed by the Partnership.

The Partnership's contracts with mutual fund and insurance companies, along with the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients (see Trade revenue below for the associated commissions earned from clients) and earn service fees for providing certain distribution and marketing support services for those companies' products held by Edward Jones clients. For mutual funds, those service fees are based on the terms of the mutual fund prospectuses. Service fees are generally based on the average daily market value of client assets held in a company's mutual fund or insurance product. For future service fees the Partnership may earn on existing client assets, market constraints prevent reasonably estimating the transaction price and estimates could result in significant revenue reversals. Thus, service fee revenue is recognized monthly at the time the market constraints have been removed, the transaction price is known and the services have been performed. Other asset-based fee revenue consists of revenue sharing, fund adviser fees, cash solutions and Trust Co. fees. The Partnership has agreements with clients or product providers to earn other asset-based fees for providing services, which generally include providing investment advice or service to clients or mutual funds, or marketing support or other services to product providers. Additionally, Edward Jones earns cash solutions revenue from the Edward Jones Insured Bank Deposit Program (the "IBD Program"), which is an interest-bearing savings solution for clients that offers Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. Edward Jones has agreements with FDIC-insured third-party banks to transfer available cash balances in participating clients' accounts to interest-bearing deposit accounts at those banks. Edward Jones, as agent, earns net revenue from fees derived from the average daily deposit balance in the IBD Program. Other asset-based fees are generally based on asset values held in clients' accounts. The services performed for other asset-based fee contracts are a series of distinct services that are substantially the same and have the same pattern of transfer to the client. As a result, the contracts have one performance obligation, and revenue is recognized over time as the customer simultaneously receives and consumes the benefit from the services performed by the Partnership. For both service fees and other asset-based fee revenue, revenue is collected monthly or quarterly based on the agreements and the agreements generally do not have a term. Due to the timing of receipt of information, the Partnership uses estimates in recording the accruals related to certain asset-based fees, which are based on historical trends and are adjusted to reflect market conditions for the period covered.

Account and activity fee revenue – Revenue is derived from fees based on the number of accounts or activity and includes shareholder accounting services fees, self-directed individual retirement account ("IRA") fees, and other activity-based fee revenue from clients, mutual fund companies and insurance companies. The Partnership has agreements with mutual fund companies for shareholder accounting services in which the Partnership performs certain transfer agent support services, which may include tracking client holdings, distributing dividends and shareholder information to clients, and responding to client inquiries. Shareholder accounting services fees are based on the number of mutual fund positions held by clients and fees are collected monthly or quarterly based on the agreements, which generally do not have a term. The transfer agent support services performed in a shareholder accounting services contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the client. As a result, the contract has one performance obligation, and revenue is recognized over time as the mutual fund company simultaneously receives and consumes the benefit from the services performed by the Partnership. The Partnership also earns retirement account fees for providing reporting services pursuant to the Internal Revenue Code and account maintenance services. Clients are charged an annual

PART II

Item 8. Financial Statements and Supplementary Data, continued

fee per account for these services. Revenue is recognized over a one-year period as the services are provided, which are simultaneously received and consumed by the client.

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

Interest and dividends revenue – Interest and dividends revenue is earned on client margin loan balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans and investment securities, none of which is based on revenue contracts with clients.

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

The types of assets categorized as Level I generally are government and agency obligations, including U.S. treasuries, investments in publicly traded mutual funds and money market funds with quoted market prices, equities listed in active markets and client fractional share ownership assets. The types of liabilities categorized as Level I are client fractional share redemption obligations.

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2023 and 2022.

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

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices. Investment securities, which are primarily held to generate income, also assist in the management of Firm liquidity. The unrealized gains and losses for investment securities are recorded in other revenue (loss), net in the Consolidated Statements of Income. The Partnership also purchases and holds inventory securities for retail sales to its clients but does not trade those positions for the purpose of generating gains for its own account. The related unrealized gains and losses for inventory securities are recorded in trade revenue in the Consolidated Statements of Income.

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

Non-qualified Deferred Compensation Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability of $261 for the future payments due to financial advisors participating in the plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income. The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan. These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue (loss), net in the Consolidated Statements of Income. Each period, the net impact of the change in future amounts owed to financial advisors in the plan and the change in value of the investment securities are approximately the same, resulting in minimal net impact to the Consolidated Financial Statements.

Retirement Transition Plans. The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors. Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement. Generally, the retirement and transition agreement is for five years. During the first two years the retiring financial advisor remains an employee and provides client transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors. The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years. Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years. Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan. As of December 31, 2023, $150 was accrued for future payments to financial advisors who have already started a plan, approximately $62 of which is expected to be paid in 2024. As of December 31, 2022, $113 was accrued. Successor financial advisors in the program receive reduced compensation on transitioned assets for up to five years.

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of zero net income for the years ended December 31, 2023, 2022 and 2021. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

Net Income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three currently outstanding classes of capital in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions including capital contributions financed with loans from the Partnership. First, limited partners are allocated Net Income in accordance with the prescribed formula for their share of net income. Limited partners generally do not share in the Net Loss, as defined in the Partnership agreement, in any year in which there is a net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining Net Income or Net Loss based on formulas as defined in the Partnership Agreement.

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

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements. Collateral held as of December 31, 2023 and 2022 was $4,231 and $5,094, respectively, and was not repledged or sold. The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Financial Industry Regulatory Authority (“FINRA”) rules. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent maintenance requirement than FINRA Rule 4210. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit

PART II

Item 8. Financial Statements and Supplementary Data, continued

risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of December 31, 2023 and 2022, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of December 31, 2023 and 2022.

Securities Purchased under Agreements to Resell

The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing and are carried at contractual cost with accrued interest in receivable from mutual funds, insurance companies and other within the Consolidated Statements of Financial Condition. The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements. In the event that the fair value of the collateral does not meet the contractual minimums, the counterparty is obligated to meet any shortfall promptly. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. The fair value of the collateral related to these agreements was $1,158 and $441 as of December 31, 2023 and 2022, respectively, and was not repledged or sold.

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

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 9. General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans. As such, the risk of loss is remote, and the expected credit loss was zero as of December 31, 2023 and 2022.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund adviser fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of December 31, 2023 and 2022.

Recently Issued Accounting Standards. In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires reporting entities to provide enhanced disclosures for significant segment expenses on an annual and interim basis. Additionally, entities must disclose the title and position of the Chief Operating Decision Maker and an explanation of how reported measures are used in assessing performance. The Partnership will adopt ASC 2023-07 for the year ending December 31, 2024, as well as interim periods thereafter on a retrospective basis, and expects that it will result in changes to the Partnership's segment disclosures.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 2 – LEASES

For the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $338 and $326, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities was $437 and $330, respectively. The weighted-average remaining lease term was four years as of both December 31, 2023 and 2022, and the weighted-average discount rate was 3.7% and 2.6%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the years ended December 31:

	2023	2022	2021
Operating lease cost	$337	$328	$319
Variable lease cost	67	61	58
Total lease cost	$404	$389	$377

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

December 31, 2023
2024	$328
2025	277
2026	220
2027	157
2028	92
Thereafter	89
Total lease payments	1,163
Less: Interest	97
Total present value of lease liabilities	$1,066

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 3 – REVENUE

The following tables show the Partnership's disaggregated revenue information for the years ended December 31:

2023	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,656	$158	$7,814
Service fees	1,378	98	1,476
Cash solutions fees	578	—	578
Other asset-based fees	650	—	650
Total asset-based fee revenue	10,262	256	10,518
Account and activity fee revenue:
Shareholder accounting services fees	462	—	462
Other account and activity fee revenue	270	14	284
Total account and activity fee revenue	732	14	746
Total fee revenue	10,994	270	11,264
Trade revenue:
Commissions	1,210	40	1,250
Principal transactions	220	12	232
Total trade revenue	1,430	52	1,482
Total revenue from customers	12,424	322	12,746
Net interest and dividends and other revenue	985	67	1,052
Net revenue	$13,409	$389	$13,798

2022	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,237	$147	$7,384
Service fees	1,405	107	1,512
Cash solutions fees	280	—	280
Other asset-based fees	632	—	632
Total asset-based fee revenue	9,554	254	9,808
Account and activity fee revenue:
Shareholder accounting services fees	454	—	454
Other account and activity fee revenue	225	13	238
Total account and activity fee revenue	679	13	692
Total fee revenue	10,233	267	10,500
Trade revenue:
Commissions	1,273	45	1,318
Principal transactions	158	8	166
Total trade revenue	1,431	53	1,484
Total revenue from customers	11,664	320	11,984
Net interest and dividends and other revenue	238	47	285
Net revenue	$11,902	$367	$12,269

PART II

Item 8. Financial Statements and Supplementary Data, continued

2021	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,293	$128	$7,421
Service fees	1,563	113	1,676
Cash solutions fees	25	—	25
Other asset-based fees	615	—	615
Total asset-based fee revenue	9,496	241	9,737
Account and activity fee revenue:
Shareholder accounting services fees	436	—	436
Other account and activity fee revenue	237	14	251
Total account and activity fee revenue	673	14	687
Total fee revenue	10,169	255	10,424
Trade revenue:
Commissions	1,627	52	1,679
Principal transactions	37	3	40
Total trade revenue	1,664	55	1,719
Total revenue from customers	11,833	310	12,143
Net interest and dividends and other revenue	113	23	136
Net revenue	$11,946	$333	$12,279

The Partnership derived 11% and 12% of its total revenue for the years ended December 31, 2022 and 2021, respectively, from one mutual fund company. The revenue generated from this company primarily relates to business conducted with the Partnership’s U.S. segment.

NOTE 4 – RECEIVABLES

As of December 31, 2023, 2022 and 2021, $732, $637 and $695, respectively, of the receivable from clients balance related to revenue contracts with customers.

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31:

	2023	2022
Deposit for Canadian retirement accounts	$412	$451
Fees from mutual funds and insurance companies	343	328
Other receivables	136	71
Total	$891	$850

The deposit for Canadian retirement accounts is required by Canadian regulations. The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

The receivable from mutual funds and insurance companies is related to revenue contracts with customers. The balance was $335 as of December 31, 2021.

NOTE 5 – PAYABLE TO CLIENTS

Payable to clients is composed of cash amounts held by the Partnership due to clients. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest, which was 1.00%, 0.85% and 0.01% as of December 31, 2023, 2022 and 2021, respectively, on the vast majority of credit balances in client accounts. The total interest paid to clients for the years ended December 31, 2023, 2022 and 2021 was $148, $50 and $2, respectively.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 6 – FAIR VALUE

The following tables show the Partnership's financial assets and liabilities measured at fair value:

	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$179	$—	$179
Money market funds	76	—	—	76
Total cash equivalents	$76	$179	$—	$255

Investments segregated under federal regulations:
U.S. treasuries	$9,893	$—	$—	$9,893
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$9,893	$1,500	$—	$11,393

Securities owned:
Investment securities:
Government and agency obligations	$600	$—	$—	$600
Mutual funds(1)	346	—	—	346
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	11	—	—	11
Total investment securities	$957	$112	$—	$1,069

Inventory securities:
Municipal obligations	$—	$29	$—	$29
Equities	21	—	—	21
Certificates of deposit	—	20	—	20
Mutual funds	9	—	—	9
Corporate bonds and notes	—	5	—	5
Government and agency obligations	4	—	—	4
Total inventory securities	$34	$54	$—	$88

Other assets:
Client fractional share ownership assets	$824	$—	$—	$824

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$824	$—	$—	$824

PART II

Item 8. Financial Statements and Supplementary Data, continued

	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$144	$—	$144
Money market funds	49	—	—	49
Total cash equivalents	$49	$144	$—	$193

Investments segregated under federal regulations:
U.S. treasuries	$10,327	$—	$—	$10,327
Certificates of deposit	—	1,000	—	1,000
Total investments segregated under federal regulations	$10,327	$1,000	$—	$11,327

Securities owned:
Investment securities:
Government and agency obligations	$1,000	$—	$—	$1,000
Mutual funds(1)	310	—	—	310
Municipal obligations	—	11	—	11
Equities	8	—	—	8
Total investment securities	$1,318	$11	$—	$1,329

Inventory securities:
Municipal obligations	$—	$28	$—	$28
Corporate bonds and notes	—	21	—	21
Equities	20	—	—	20
Mutual funds	4	—	—	4
Government and agency obligations	3	—	—	3
Total inventory securities	$27	$49	$—	$76

Other assets:
Client fractional share ownership assets	$680	$—	$—	$680

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$680	$—	$—	$680

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.
NOTE 7 – FIXED ASSETS

The following table shows the Partnership's fixed assets as of December 31:

	2023	2022
Buildings and leasehold improvements	$1,229	$1,178
Equipment, furniture and fixtures	738	670
Software	704	442
Land	47	48
Fixed assets, at cost	2,718	2,338
Less: accumulated depreciation	1,369	1,295
Less: accumulated software amortization	256	181
Fixed assets, net	$1,093	$862

PART II

Item 8. Financial Statements and Supplementary Data, continued

Depreciation expense on equipment, property and improvements of $148, $126 and $113 and amortization expense on software of $75, $43 and $16 is included in the Consolidated Statements of Income within the occupancy and equipment and communications and data processing line items for the years ended December 31, 2023, 2022 and 2021, respectively.

The Partnership's weighted average amortization period for software was five years as of December 31, 2023 and 2022.

The following table shows the expected future amortization of software, excluding $133 of capitalized software costs not yet placed in service that will be amortized in future periods, as of December 31:

2023
2024	$92
2025	88
2026	74
2027	46
2028	15
Total	$315

The Partnership's capital expenditures were $456, $302 and $234 for the years ended December 31, 2023, 2022 and 2021, respectively. The capital expenditures in 2023 were primarily related to continued investment in software and other technology and construction and facilities improvements at various branch and home offices locations.

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31:

	2023	2022
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2023, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of December 31, 2023 or December 31, 2022. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2023 and 2022, except for periodically testing draw procedures.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 9 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement) who require financing for some or all of their Partnership capital contributions. In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of December 31, 2023 and 2022, the outstanding amount of Partnership loans was $439 and $335, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $40, $18 and $13 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31:

	2023	2022
Partnership loans outstanding at beginning of year	$335	$321
Partnership loans issued during the year	319	276
Repayment of Partnership loans during the year	(215)	(262)
Total Partnership loans outstanding	$439	$335

The minimum 7.5% annual return on the face amount of limited partnership capital was $132, $91 and $92 for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $6 of Interests pursuant to a private placement offering in early 2024 and may issue additional Interests from time to time in the future. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows the Partnership's capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	December 31, 2023	December 31, 2022
U.S.:
Net capital	$981	$1,038
Net capital in excess of the minimum required	$919	$965
Net capital as a percentage of aggregate debit items	31.7%	28.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	13.0%	13.3%

Canada:
Regulatory risk-adjusted capital	$136	$103
Regulatory risk-adjusted capital in excess of the minimum required	$134	$102

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.

NOTE 11 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners. However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2023 and 2022, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $291 and $241, respectively. The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid. Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2023 and 2022 and is not aware of any tax positions that will significantly change during the next twelve months. The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. Tax years prior to 2020 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees, U.S. general partners and service partners, a Group Registered Retirement Savings Plan covering all eligible EJ Canada employees and Canadian general partners, and a Deferred Profit Sharing Plan covering all eligible EJ Canada employees. The Partnership contributed approximately $307, $263 and $286 in total to these plans in early 2024, 2023 and 2022, respectively, for the years ended December 31, 2023, 2022 and 2021.

In addition to the contribution above, the Partnership contributed approximately $73, $48 and $39 to the profit sharing plan in early 2024, 2023 and 2022, respectively, applying mandatory profit sharing contributions that were withheld from service partners during the years ended December 31, 2023, 2022 and 2021.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 13 – COMMITMENTS, GUARANTEES AND RISKS

As of December 31, 2023, the Partnership would be subject to termination fees of approximately $329 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2023, the Partnership made no such decision to terminate these services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

As of December 31, 2023, the Partnership has a revolving line of credit available (see Note 8).

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew

PART II

Item 8. Financial Statements and Supplementary Data, continued

their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. The district court denied the motion to dismiss in an order filed on October 26, 2022. Edward Jones filed its answer to the third amended complaint on November 14, 2022. On September 22, 2023, the plaintiffs moved for class certification. On the same date, Edward Jones moved for summary judgment on the plaintiffs' individual claims and to dismiss the third amended complaint on jurisdictional grounds. On January 8, 2024, the district court entered an order denying the motion to dismiss; the other motions remain pending before the court. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of December 31, 2023, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

PART II

Item 8. Financial Statements and Supplementary Data, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $11 as of December 31, 2023. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of December 31, 2023 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The Partnership evaluates segment performance based upon income before allocations to partners, as well as income before variable compensation (“pre-variable income”). Variable compensation is determined at the Partnership level for profit sharing and home office associate and client support team professionals bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual pre-variable income. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors. Both income before allocations to partners and pre-variable income are considered in evaluating segment performance. Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, total assets for each segment are provided for informational purposes, as well as capital expenditures and depreciation and amortization.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31:

	2023	2022	2021
Net revenue:
U.S.	$13,409	$11,902	$11,946
Canada	389	367	333
Total net revenue	$13,798	$12,269	$12,279

Net interest and dividends revenue:
U.S.	$841	$354	$69
Canada	44	18	4
Total net interest and dividends revenue	$885	$372	$73

Pre-variable income:
U.S.	$3,367	$3,057	$3,489
Canada	83	82	65
Total pre-variable income	$3,450	$3,139	$3,554

Variable compensation:
U.S.	$1,798	$1,694	$1,907
Canada	40	41	42
Total variable compensation	$1,838	$1,735	$1,949

Income before allocations to partners:
U.S.	$1,569	$1,363	$1,582
Canada	43	41	23
Total income before allocations to partners	$1,612	$1,404	$1,605

Capital expenditures:
U.S.	$450	$298	$229
Canada	6	4	5
Total capital expenditures	$456	$302	$234

Depreciation and amortization:
U.S.	$552	$483	$445
Canada	15	16	16
Total depreciation and amortization	$567	$499	$461

Total assets at year end:
U.S.	$26,926	$28,761	$31,034
Canada	1,077	1,131	1,174
Total assets	$28,003	$29,892	$32,208

Financial advisors at year end:
U.S.	18,378	17,961	17,971
Canada	854	835	852
Total financial advisors	19,232	18,796	18,823

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 16 – RELATED PARTIES

As of December 31, 2023, the Partnership leased approximately 11% of its branch office space from its financial advisors. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022 were $114 and $116 and $105 and $106, respectively. Lease cost related to these leases was $45, $41 and $37 for the years ended December 31, 2023, 2022, and 2021, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties. See Note 2 for additional information about the Partnership's leases.

Olive Street provides investment advisory services to the Money Market Fund and the twelve sub-advised mutual funds comprising the BB Trust, which are offered to clients of Edward Jones. Olive Street has contractually agreed to reimburse fund operating expenses to the extent necessary to limit the annual operating expenses of the Money Market Fund. For the year ended December 31, 2023, Olive Street earned $57 in investment management fees on the Money Market Fund with no waived fees. For the years ended December 31, 2022 and 2021, Olive Street and a former wholly-owned subsidiary of the Partnership earned $56 and $15 in investment management fees from the Money Market Fund, respectively, net of waived fees of $8 and $51, respectively. Olive Street also has primary responsibility for setting the overall investment strategies and selecting and managing sub-advisers of the BB Trust, subject to the review and approval of the BB Trust's Board of Trustees. The investment adviser fee revenue earned by Olive Street from the BB Trust, included within asset-based fee revenue in the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income. The total amounts recognized for the years ended December 31, 2023, 2022, and 2021 were $260, $239 and $233, respectively.

Edward Jones earns certain fees from the Money Market Fund, some or all of which may be voluntarily waived. For the year ended December 31, 2023, Edward Jones earned total fees of $136, net of the $42 of waived fees in the period. For the year ended December 31, 2022, Edward Jones earned total fees of $103, net of the $89 of waived fees in the period. Edward Jones waived all $190 earned in fees during 2021. Edward Jones waived fees to limit the Money Market Fund's annual operating expenses, as well as to maintain a positive client yield in light of the low interest rate environment in 2021 and early 2022.

Edward Jones Foundation ("Foundation") is a non-profit organization that supports national, regional, and local nonprofits to advance a range of community causes championed by the Partnership, its affiliates and employees. The Foundation is governed by certain JFC general partners, and Edward Jones is the sole contributor of funds. Edward Jones contributed to the Foundation during 2023, 2022 and 2021, which is reflected in other operating expenses in the Consolidated Statements of Income. Contributions are voluntary and at the discretion of Edward Jones each period.

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral	Net amount
2023	$1,139	$-	1,139	—	(1,139)	$—
2022	$437	$-	437	—	(437)	$—

NOTE 18 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31:

	2023	2022	2021
Cash paid for interest	$282	$141	$94
Cash paid for taxes	$33	$17	$13

Non-cash activities:
Issuance of general partnership interests through partnership loans in current year	$319	$276	$222
Repayment of partnership loans through distributions from partnership capital in current year	$157	$191	$225
Declared distributions for retired partnership capital in current year but unpaid at year end(1)	$140	$219	$254

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

The following table reconciles certain line items in the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance in the Consolidated Statements of Cash Flows for the years ended December 31:

	2023	2022	2021
Cash and cash equivalents	$1,645	$1,882	$1,835
Cash and investments segregated under federal regulations	15,565	17,827	20,179
Less: Investments segregated under federal regulations	11,393	11,327	14,308
Total cash, cash equivalents and restricted cash	$5,817	$8,382	$7,706

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 23, 2024, the Partnership was composed of 33,857 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of February 23, 2024, 610 were general partners, and 33,687 were limited partners and 720 were subordinated limited partners.

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

Enterprise Leadership Team. The ELT consists of the Managing Partner and up to 15 additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. Under the terms of the Partnership Agreement, the members of the ELT are the executive officers of the Partnership. The purpose of the ELT is to provide counsel and advice to the Managing Partner in discharging their functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership. In addition, the ELT takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. ELT members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the ELT shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the ELT. The Partnership does not have a formal code of ethics that applies to its ELT members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. Throughout all of 2023, the ELT included Penny Pennington, Chairman, Andrew Miedler, Kenneth Cella, Jr., David Chubak, Lisa Dolan, David Gunn, Lena Haas, Tina Hrevus, Kristin Johnson, Francis LaQuinta, Hasan Malik, Suzan McDaniel, Timothy Rea and Wayne Roberts. Chris Lewis also served as a member of the ELT prior to his retirement effective March 1, 2023. Effective January 8, 2024, the Managing Partner appointed Keir Gumbs, General Counsel, to the ELT.

The following table is a listing as of February 23, 2024 of the members of the ELT, the year in which each member became a general partner and each member’s area of responsibility. Under the terms of the Partnership Agreement, all general partners, including the members of the ELT, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65. The members’ biographies are below.

		Enterprise	General
Name	Age	Leadership Team	Partner	Area of Responsibility
Penny Pennington	60	2014	2006	Managing Partner
Andrew Miedler	46	2021	2011	Chief Financial Officer
Kenneth Cella, Jr.	54	2014	2002	Head of External Affairs and Community Engagement
David Chubak	43	2022	2022	Head of U.S. Business Unit
Lisa Dolan	57	2020	2007	Head of Branch Operations and Shared Services
Keir Gumbs	49	2024	2023	General Counsel
David Gunn	51	2022	2008	President, Edward Jones Canada
Lena Haas	48	2022	2018	Head of Wealth Management Advice and Solutions
Tina Hrevus	57	2021	2012	Managing Partner's Chief of Staff
Kristin Johnson	52	2019	2006	Chief Transformation Officer
Francis LaQuinta	60	2021	2016	Head of Digital, Data and Operations
Hasan Malik	50	2022	2022	Chief Strategy Officer
Suzan McDaniel	52	2022	2020	Chief Human Resources Officer
Timothy Rea	55	2021	2016	Chief Experience, Brand and Marketing Officer
Wayne Roberts	52	2021	2008	Head of New Market Opportunities

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019. She has held a number of senior leadership roles in key divisions. Prior to become Managing Partner, she led the Client Strategies Group (now known as Wealth Management Advice and Solutions) beginning in 2015. She also previously led the New Financial Advisor Training department, Branch Office Administrator Development department and Branch and Region Development division. Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia. In 2022, Ms. Pennington was elected to serve a three-year term as a large-firm governor of the FINRA Board of Governors. Ms. Pennington is an active member of the St. Louis community, serving on the boards of the Federal Reserve Bank of St. Louis, the Donald Danforth Plant Science Center, and the Washington University in St. Louis Board of Trustees.

Andrew Miedler, Chief Financial Officer – Mr. Miedler joined the Partnership in 2002 in the Equity Research department as an analyst, was named a general partner in 2011 and has served as Chief Financial Officer since November 2021, responsible for the performance of the Finance Division. In 2023, Mr. Miedler also assumed responsibility for enterprise risk. Before becoming Chief Financial Officer, Mr. Miedler joined the Finance division in 2014 and became Finance division leader in 2020. Previously, he was responsible for the Packaged Products and Capital Markets areas of Product Review. Mr. Miedler holds a Chartered Financial Analyst designation and earned his bachelor's and master's degrees from the University of Missouri-Columbia.

Kenneth Cella, Jr., Head of External Affairs and Community Engagement – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. In 2023, Mr. Cella became head of the External Affairs and Community Engagement division responsible for fostering strategic partnerships and expanding relationships with policymakers, industry leaders and other influencers to make a greater impact on society. Previously, he was responsible for the Branch Development division across the United States and Canada, the Client Strategies Group (now known as Wealth Management Advice and Solutions), a number of senior leadership roles across divisions and worked as a financial advisor. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis. Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors as chair, the Private Client/Wealth Management Sub-Committee and the SIFMA Foundation.

David Chubak, Head of U.S. Business Unit – Mr. Chubak joined Edward Jones in 2022 as general partner and head of the U.S. business unit. In 2023, he also assumed responsibility for leading the Branch Development division. Prior to joining the Partnership, Mr. Chubak spent nearly a decade at Citigroup, most recently serving as the CEO of Citigroup's Retail Bank, where he led all Retail channels, as well as product management, segments and risk management. Mr. Chubak is a graduate of New York University School of Law and earned his bachelor's degree from Columbia University.

Lisa Dolan, Head of Branch Operations and Shared Services – Ms. Dolan joined Edward Jones in 2005 and was named a general partner in 2007. Ms. Dolan has held leadership roles throughout the Finance division, assuming leadership of Finance in 2016. In 2020, Ms. Dolan assumed responsibility for leading the operations of the Firm. Ms. Dolan currently leads the Branch Operations and Shared Services area, which includes Service, Branch Development Strategy & Operations, Real Estate & Workplace Solutions and Firm Planning & Strategic Execution. Ms. Dolan is a certified public accountant and earned a bachelor's degree from Saint Louis University.

Keir Gumbs, General Counsel – Mr. Gumbs joined Edward Jones in 2023 as General Counsel, with responsibility for leading Legal and Compliance, and was named a general partner on January 1, 2024. Prior to joining the Partnership, Mr. Gumbs was Chief Legal Officer for Broadridge Financial Solutions for two years, responsible for overseeing its Legal, Compliance and Physical Security teams and co-leading Regulatory and Government Affairs. Prior to his experience at Broadridge Financial Solutions, he spent three years at Uber Technologies, Inc., most recently serving as the Vice President, Deputy General Counsel and Deputy Corporate Secretary. Mr. Gumbs is a graduate of University of Pennsylvania School of Law and earned his bachelor's degree from Ohio State University.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

David Gunn, President, Edward Jones Canada – Mr. Gunn joined the Partnership in 2000 and was named a general partner in 2008. He has served as the President of EJ Canada since 2018. Mr. Gunn previously served as a financial advisor in Canada and led Financial Advisor Talent Acquisition. Mr. Gunn earned a bachelor's degree from Queen's University in Kingston, Ontario and an MBA from Northwestern University.

Lena Haas, Head of Wealth Management Advice and Solutions – Ms. Haas joined Edward Jones in November 2017 and was named a general partner in 2018. She led the Firm's Banking and Trust areas and subsequently expanded her leadership to the Investment Advisory and Products areas. In 2022, she became head of the Wealth Management Advice and Solutions division. Ms. Haas serves on the Boards of Trustees of the Edward Jones Money Market Fund and Bridge Builder Trust. She earned her bachelor’s degree from Tufts University, an MBA from Harvard Business School, and completed Kellogg School of Management Women’s Senior Leadership program.

Tina Hrevus, Managing Partner's Chief of Staff – Ms. Hrevus joined Edward Jones in 1987, was named a general partner in 2012 and joined the Managing Partner's Office in 2019. Ms. Hrevus has held leadership roles responsible for Marketing and communication disciplines and brings more than 30 years of marketing expertise to strengthen and support the Managing Partner’s office. Ms. Hrevus serves as the Managing Partner's chief of staff, and prior to September 2023, she also had responsibility for Purpose, Community and Philanthropy. Ms. Hrevus is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute and the University of Missouri-Columbia's School of Journalism.

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

Francis LaQuinta, Head of Digital, Data and Operations – Mr. LaQuinta joined the Edward Jones Technology division in 2016 as general partner and senior director for Strategic Delivery. Mr. LaQuinta served as the Firm's Chief Information Officer between 2018 and September 2023 and now serves as the Firm's head of Digital, Data and Operations divisions. Prior to joining the Partnership, he spent six years at UBS, most recently serving as the CIO of UBS's Wealth Management Americas. Mr. LaQuinta earned a bachelor's and master's degree from Pace University and is a member of the St. Louis CIO council.

Hasan Malik, Chief Strategy Officer – Mr. Malik joined the Partnership in 2022 as general partner and co-head of Firm Strategy, becoming Chief Strategy Officer at the beginning of 2023. Prior to joining Edward Jones, Mr. Malik was head of strategy for four years and head of GS Accelerate for one year at Goldman Sachs. Before joining Goldman Sachs, he held various executive roles with Visa, Inc. and McKinsey & Company, Inc. Mr. Malik earned his bachelor's degree and MBA from the Institute of Business Administration in Karachi, Pakistan and also has an MBA in finance and entrepreneurship from the University of Chicago.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Wayne Roberts, Head of New Market Opportunities – Mr. Roberts joined Edward Jones in 1994 as a financial advisor. He was named a regional leader in 2006 and a general partner in 2008. Since 2008, Mr. Roberts has held numerous leadership roles in the Branch Development Division including Talent Acquisition, and Branch and Region Development, as well as the Client Strategies Group (now known as Wealth Management Advice and Solutions). In his current role, Mr. Roberts is responsible for the development and implementation of business segment strategies, as well as developing future market and business segment opportunities. Mr. Roberts earned his bachelor's degree in finance from Linfield College in McMinnville, Oregon, and his executive MBA from Washington University in St. Louis.

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

As of February 23, 2024, the Audit Committee was comprised of Hasan Malik, Chair, Penny Pennington, Lisa Dolan, Keir Gumbs, David Gunn, and independent members of the committee Mark Wuller and Sandra Pundmann.

Ms. Dolan meets the requirements adopted by the SEC for qualification as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K. Because Ms. Dolan is a general partner, she would not meet the definition of “independent” under the rules of the New York Stock Exchange (“NYSE”). However, since the Partnership’s securities are not listed on any exchange, it is not subject to the listing requirements of the NYSE or any other securities exchanges. Audit Committee members are appointed by the Managing Partner, serve for an indefinite term and may be removed by the Managing Partner.

Other Committees. Pursuant to the Partnership Agreement, the Managing Partner has also established other committees, which serve at the discretion of the Managing Partner. These include an Operating Committee accountable to the ELT and responsible for the Firm's strategic execution of enterprise business priorities.

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

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement. The Managing Partner is ultimately responsible for the Partnership's risk management. The Managing Partner has designated the ELT as having responsibility for overall risk management. As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – ELT, as of February 23, 2024, the ELT consisted of the Managing Partner and 14 other general partners, each responsible for broad functional areas of the Partnership. The ELT is responsible for the Partnership maintaining a risk management framework comprised of a system of enterprise risk standards, governance and oversight, and risk management capabilities to enable the management of risks in support of the Firm's strategic objectives, to protect its culture and reputation, and promote financial stability.

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

Strategic Partner Committee – governance committee responsible for establishing criteria for, evaluating, and making recommendations to the ELT regarding whether existing or potential strategic partners should be added to, retained on, or removed from Edward Jones' list of strategic partners.

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

Operational Risks

There is an element of operational risk inherent within all of the Partnership’s business activities arising from technology, external threats, internal processes and associates and third-party relationships. The Partnership's business model is dependent on complex internal information technology systems, and those of third parties the Partnership relies on, and there is a degree of exposure to systems failure and security incidents. The Partnership has a Head of Digital, Data, and Operations and Chief Information Security Officer who are responsible for enhancing our technological systems for business operations and improving information security policies and standards, respectively. A business resiliency program has been established to respond to severe business disruptions. The Partnership and its third-party vendors have data centers in several regions of the United States. The Partnership's data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Employees are encouraged to report and address any suspicious or inappropriate activity. Employees can leverage a tool to report suspected cybersecurity threats via email. The Partnership also has a dedicated Insider Threat team, which utilizes various tools to uncover and mitigate technology and other threats. Refer to Part I, Item 1C – Cybersecurity, for more information regarding the Partnership's policies and procedures related to cybersecurity.

Third parties provide information technology, processing and other business support services. To mitigate information security risks at third-party vendors, the Partnership conducts due diligence on current and prospective service providers that process or store information and negotiates contractual provisions requiring policies and procedures that meet a standard of care for data security and related controls.

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

The Partnership also has credit exposure with counterparties as a result of its ongoing, routine business activities. This credit exposure can arise from the settlement of client transactions, related failures to receive and deliver, or the Partnership’s investing activities with other financial institutions. The Partnership's Treasury and Banking Business Unit departments manage relationships with financial institutions where these business activities occur and monitors its exposure to such counterparties on a regular basis to minimize its risk of loss related to such exposure.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

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

Strategic Risk

The Partnership seeks to address its strategic risks, most notably competition for clients and personnel in light of the increasing pace of industry change, through its initiatives to deliver enhanced value and impact for millions of current and potential clients, colleagues and communities. The Partnership is continuing to make significant investments to attract and retain qualified talent and offers a competitive compensation program and employee benefits for financial advisors, CSTPs and home office associates that promotes a long-term career, financial security and well-being. Firm leaders manage the execution of the Partnership's projects and initiatives through planning, goal setting, testing and monitoring to support successful implementation of its strategic initiatives and investments.

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

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the ELT members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement. Of the Partnership’s net income allocated to general partners, including the ELT members, 92% is allocable based upon their respective general partner ownership interests in the Partnership. General partner ownership interests are set at the discretion of the Managing Partner, with input from the ELT. General partner ownership interests held by each ELT member ranged from 0.36% to 2.25% in 2023, 0.21% to 2.10% in 2022, and 0.59% to 1.95% in 2021. The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the ELT. Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and net income allocated to limited partners, including the applicable ELT members, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership. In addition, limited partners receive the 7.5% Payment pursuant to the Partnership Agreement. Subordinated limited partner ownership interests and limited partner ownership interests are set at the discretion of the Managing Partner.

One-Time Payment to Canadian Resident Partners – In order to achieve the intended economic arrangement among the partners of the Partnership with respect to the restructuring of EJ Canada, the Partnership irrevocably committed in 2023 to make a one-time payment in cash in early 2024 to each Canadian resident general, subordinated and limited partner in an amount equal to that partner's expected increase in Canadian tax liability as a consequence of the restructuring.

PART III

Item 11. Executive Compensation, continued

Summary Compensation Table

The following table identifies the compensation of the Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated ELT members based on total compensation in 2023 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
Penny Pennington	2023	$250,000	$15,774	$24,858,188	$25,123,962
CEO	2022	250,000	13,512	21,173,492	21,437,004
	2021	250,000	14,906	22,302,931	22,567,837
Andrew Miedler	2023	$175,000	$15,774	$14,367,893	$14,558,667
CFO	2022	175,000	13,512	10,592,332	10,780,844
	2021	175,000	14,906	8,471,817	8,661,723
Kenneth Cella, Jr.	2023	$175,000	$15,774	$19,090,557	$19,281,331
General Partner - Head of External Affairs and	2022	175,000	13,512	18,306,627	18,495,139
Community Engagement	2021	175,000	14,906	20,524,505	20,714,411
Francis LaQuinta	2023	$175,000	$15,774	$18,240,705	$18,431,479
General Partner – Head of Digital, Data and	2022	175,000	13,512	15,390,087	15,578,599
Operations
Kristin Johnson	2023	$175,000	$15,774	$16,569,266	$16,760,040
General Partner – Chief Transformation Officer	2022	175,000	13,512	14,516,125	14,704,637
	2021	175,000	14,906	15,458,570	15,648,476
(1)
Income allocated to partners includes allocations from general partner, subordinated limited partner and limited partner capital ownership interests in the Partnership.

Pay Ratio Disclosure

The Wall Street Reform and Consumer Protection Act and related regulations require the Partnership to disclose the ratio of the compensation of the Managing Partner and compensation of a median employee of the Partnership as calculated in accordance with Item 402(u) of Regulation S-K under the Securities Act. Item 402(u) permits the Partnership to identify its median employee once every three years unless there has been significant change in compensation structure or overall number of employees, which the Partnership does not believe has occurred. The median employee was selected from a population that represented all employees as of December 31, 2023, using salary and benefits, variable compensation, and allocations of Partnership net income as of December 31, 2023, consistently applied across the employee population. After identifying the median employee, annual total compensation for the median employee and the Managing Partner was calculated using the same methodology as was used in the Summary Compensation Table above.

For 2023, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $94,072 and the annual total compensation of the Managing Partner was $25,123,962 or a ratio of 267 to 1. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on their annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 23, 2024, the ownership of limited partnership interests by each ELT member named in the Summary Compensation Table and the ELT members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	Andrew Miedler	$40,000	*
Limited Partnership Interests	Francis LaQuinta	$-	0%
Limited Partnership Interests	Kenneth Cella Jr.	$115,600	*
Limited Partnership Interests	Kristin Johnson	$5,000	*

Limited Partnership Interests	All Enterprise Leadership Team Members as a Group (15 persons)	$587,000	*

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

The Partnership leases approximately 11% of its branch office space from its financial advisors. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022 were $114 and $116 and $105 and $106, respectively. Lease cost related to these leases was $45, $41 and $37 for the years ended December 31, 2023, 2022, and 2021, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties.

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

PART III

The Partnership has an anti-nepotism policy in the home office but encourages the recruitment of family and friends to be financial advisors and CSTPs. As such, it is very common for family members to be employed by the Partnership. The following summarizes Family Relationships with members of the Partnership’s ELT and their compensation as of December 31, 2023, which was paid consistently with the compensation programs provided to other financial advisors of the Partnership:

Wayne Roberts, a member of the ELT, has a son-in-law, Case Wilson, who was a financial advisor during 2023 (and presently). Case Wilson earned approximately $120 thousand during 2023 and has been employed by the Partnership for 4 years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees rendered by the Partnership's independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2023	2022
Audit fees	$3,225	$3,111
Audit-related fees(1)	1,534	1,370
Tax fees(2)	432	546
Other(3)	1	246
Total fees	$5,192	$5,273

(1)
Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.
(2)
Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)
Other primarily consists of fees for consulting services.

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2023 and 2022. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	45

		Report of Independent Registered Public Accounting Firm	46

		Consolidated Statements of Financial Condition as of December 31, 2023 and 2022	48

		Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021	49

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2023, 2022 and 2021	50

		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	51

		Notes to Consolidated Financial Statements	52

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2023 and 2022	90

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2023, 2022 and 2021	91

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	92

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

EXHIBIT INDEX

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

3.19	*

Seventeenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 24, 2023, incorporated by reference from Exhibit 3.19 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 29, 2023.

3.20	*

Eighteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 21, 2023, incorporated by reference from Exhibit 3.20 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 29, 2023.

3.21	*

Nineteenth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 19, 2023, incorporated by reference from Exhibit 3.21 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 29, 2023.

3.22	**	Twentieth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 20, 2023.
3.23	**	Twenty-First Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 20, 2023.
3.24	**	Twenty-Second Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 25, 2024.
3.25	**	Twenty-Third Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 20, 2024.
4.1	*

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

21.1	**	Subsidiaries of the Registrant
23.1	**	Consent of Independent Registered Public Accounting Firm
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 12, 2024
Penny Pennington	(Principal Executive Officer)

/s/ Andrew T. Miedler	Chief Financial Officer	March 12, 2024
Andrew T. Miedler	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2023	2022
ASSETS:

Cash and cash equivalents	$157	$216

Investment securities	119	16

Investment in and receivable from subsidiaries	4,421	3,737

Other assets	81	68

TOTAL ASSETS	$4,778	$4,037

LIABILITIES:

Accounts payable and accrued expenses	$151	$218

Partnership capital subject to mandatory redemption	$4,627	$3,819

TOTAL LIABILITIES	$4,778	$4,037

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2023	2022	2021
NET REVENUE
Subsidiary earnings	$1,561	$1,386	$1,593
Management fee income	2,804	2,391	2,395
Other	57	20	13

Total revenue	4,422	3,797	4,001

Interest expense	132	92	92

Net revenue	4,290	3,705	3,909

OPERATING EXPENSES
Compensation and benefits	2,672	2,301	2,303
Other operating expenses	6	—	1

Total operating expenses	2,678	2,301	2,304

INCOME BEFORE ALLOCATIONS TO PARTNERS	$1,612	$1,404	$1,605

Allocations to partners	(1,612)	(1,404)	(1,605)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,612	1,404	1,605
Changes in assets and liabilities:
Investment in subsidiaries	(637)	58	(71)
Investment securities	(103)	(105)	(276)
Other assets	(13)	(27)	14
Accounts payable and accrued expenses	12	(5)	1
Net cash provided by operating activities	871	1,325	1,273

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in subsidiaries	(47)	—	—
Net cash used in investing activities	(47)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of partnership loans	58	71	17
Issuance of partnership interests	638	63	66
Redemption of partnership interests	(386)	(336)	(260)
Distributions from partnership capital	(1,193)	(1,173)	(1,153)
Net cash used in financing activities	(883)	(1,375)	(1,330)

Net decrease in cash and cash equivalents	(59)	(50)	(57)

CASH AND CASH EQUIVALENTS:

Beginning of year	216	266	323
End of year	$157	$216	$266

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$319	$276	$222
Repayment of partnership loans through distributions from partnership capital in current year	$157	$191	$225
Declaration of distributions from subsidiary in current year but received after year end	$930	$667	$434
Declared distributions for retired partnership capital in current year but unpaid at year-end	$140	$219	$254

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – REVENUE AND EXPENSE

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), has a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones made payments to the service partners of JFC on JFC's behalf for those services provided. This arrangement did not have an impact on net income for the years ended December 31, 2023, 2022 and 2021 but resulted in higher management fee income of $2.6 billion, $2.3 billion and $2.3 billion, respectively, offset by higher compensation expense of $2.6 billion, $2.3 billion and $2.3 billion, respectively.