Form 10-Q
period 2024-03-29
JONES FINANCIAL COMPANIES LLLP
filed 2024-05-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2024

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

As of April 26, 2024, 1,745,789 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	March 29, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$2,296	$1,645
Cash and investments, at fair value, segregated under federal regulations	15,107	15,565
Securities purchased under agreements to resell	371	1,139
Receivables from:
Clients	3,916	3,922
Mutual funds, insurance companies and other	901	891
Brokers, dealers and clearing organizations	504	429
Securities owned, at fair value:
Investment securities	1,055	1,069
Inventory securities	121	88
Fixed assets, at cost, net of accumulated depreciation and amortization	1,169	1,093
Lease right-of-use assets	1,050	1,029
Other assets	1,247	1,133

TOTAL ASSETS	$27,737	$28,003

LIABILITIES:
Payables to:
Clients	$18,351	$18,246
Brokers, dealers and clearing organizations	156	131
Accrued compensation and employee benefits	2,158	2,506
Accounts payable, accrued expenses and other	1,380	1,427
Lease liabilities	1,082	1,066
	23,127	23,376
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,749	1,750
Subordinated limited partners	719	666
General partners	1,744	1,633
Total	4,212	4,049
Reserve for anticipated withdrawals	398	578
Total partnership capital and profits interests subject to mandatory redemption	4,610	4,627

TOTAL LIABILITIES	$27,737	$28,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 29, 2024	March 31, 2023
Revenue:
Fee revenue
Asset-based	$2,908	$2,501
Account and activity	192	184
Total fee revenue	3,100	2,685
Trade revenue	424	340
Interest and dividends	308	276
Other revenue, net	30	58
Total revenue	3,862	3,359
Interest expense	68	74
Net revenue	3,794	3,285
Operating expenses:
Compensation and benefits	2,631	2,247
Communications and data processing	244	201
Occupancy and equipment	158	151
Fund sub-adviser fees	74	64
Professional and consulting fees	43	45
Advertising	42	33
Other operating expenses	135	143
Total operating expenses	3,327	2,884

Income before allocations to partners	467	401

Allocations to partners:
Limited partners	74	68
Profits interests	10	—
Subordinated limited partners	52	45
General partners	331	288
Net income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$38.46	$36.15

Weighted average $1,000 equivalent limited partnership units outstanding	1,751,675	1,775,839

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023
Net income	$—	$—
Other comprehensive loss:
Foreign currency translation	(3)	—
Comprehensive loss before allocations to partners	(3)	—

Allocations to partners	(3)	—
Total comprehensive loss	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 29, 2024 AND MARCH 31, 2023

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total
2024:
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2023	$1,920	$—	$726	$1,981	$4,627
Reserve for anticipated withdrawals	(170)	—	(60)	(348)	(578)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2023	$1,750	$—	$666	$1,633	$4,049
Partnership loans outstanding, December 31, 2023	—	—	—	439	439
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2023	1,750	—	666	2,072	4,488
Issuance of partnership interests	6	—	64	267	337
Redemption of partnership interests	(7)	—	(11)	(46)	(64)
Net income allocations	74	10	52	331	467
Other comprehensive loss allocations	(1)	—	—	(2)	(3)
Distributions	4	—	—	(25)	(21)
Total partnership capital, including capital financed with partnership loans, and profits interests	1,826	10	771	2,597	5,204
Partnership loans outstanding, March 29, 2024	—	—	—	(594)	(594)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, MARCH 29, 2024	$1,826	$10	$771	$2,003	$4,610
Reserve for anticipated withdrawals	(77)	(10)	(52)	(259)	(398)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 29, 2024	$1,749	$—	$719	$1,744	$4,212

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
2023:
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	618	1,860	3,690
Issuance of partnership interests	568	65	312	945
Redemption of partnership interests	(7)	(14)	(71)	(92)
Net income allocated to partners	68	45	288	401
Distributions	(2)	—	(20)	(22)
Total partnership capital, including capital financed with partnership loans	1,839	714	2,369	4,922
Partnership loans outstanding, March 31, 2023	—	—	(523)	(523)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 31, 2023	$1,839	$714	$1,846	$4,399
Reserve for anticipated withdrawals	(66)	(45)	(229)	(340)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 31, 2023	$1,773	$669	$1,617	$4,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	467	401
Foreign currency translation	(3)	—
Depreciation and amortization	143	127

Changes in assets and liabilities:
Investments segregated under federal regulations	(123)	260
Securities purchased under agreements to resell	768	(210)
Net payable to clients	111	(1,948)
Net receivable from brokers, dealers and clearing organizations	(50)	(169)
Receivable from mutual funds, insurance companies and other	(10)	(38)
Securities owned	(19)	507
Other assets	(115)	(106)
Lease liabilities	(86)	(83)
Accrued compensation and employee benefits	(348)	(395)
Accounts payable, accrued expenses and other	(44)	(148)
Net cash provided by (used in) operating activities	691	(1,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(140)	(86)
Cash used in investing activities	(140)	(86)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	41	56
Issuance of partnership interests	71	633
Redemption of partnership interests	(64)	(92)
Distributions from partnership capital	(529)	(418)
Net cash (used in) provided by financing activities	(481)	179
Net increase (decrease) in cash, cash equivalents and restricted cash	70	(1,709)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5,817	8,382
End of period	$5,887	$6,673

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of February 29, 2024 and November 30, 2023 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three-month periods ended February 29, 2024 and February 28, 2023 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiaries are Edward D. Jones & Co., L.P. (“Edward Jones”), a registered broker-dealer and investment adviser in the United States (“U.S.”), and Edward Jones (an Ontario limited partnership), a registered broker-dealer in Canada ("EJ Canada"). Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada as a retail brokerage business that primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three-month periods ended March 29, 2024 and March 31, 2023, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

The results of operations for the three-month period ended March 29, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report").

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Annual Report, other than the modification and addition disclosed below.

Foreign Exchange. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period. Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period. Effective January 1, 2024, the functional currency for the Partnership's Canada subsidiaries changed prospectively from U.S. dollars to Canadian dollars due to a change in facts and economic indicators, including sustained profitability in Canada, with no material impact to the Consolidated Financial Statements. As a result, foreign exchange gains and losses from the translation of EJ Canada's financial statements into U.S. dollars are reflected on the Consolidated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Statements of Comprehensive Loss. Under the terms of the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023 (the “Partnership Agreement”), other comprehensive income (loss) is allocated to partners, which results in no accumulated other comprehensive income on the Consolidated Statements of Financial Condition.

Profits Interests. Effective January 1, 2024, the Partnership began issuing Profits Interests to certain financial advisors in the U.S., to enable them to further share in the Partnership's Net Income, as defined in the Partnership Agreement as income and other comprehensive income before allocations to partners. Profits Interests do not require a capital investment but, like limited partnership interests ("Interests"), give the holder the right to allocations and distributions of the Partnership's Net Income before allocations to subordinated limited partners and general partners. The amount of Net Income allocated to a Profits Interest holder is based on a bookkeeping measure expressed in terms of a notional U.S. dollar amount ("Notional Capital") held by such Profits Interests holder. Profits Interests have no book value, are not redeemable for any value in the future, and expire upon the earlier of the redemption of the Profits Interest or at the end of their stated term. To the extent the Partnership experiences a Net Loss for a given calendar year, as defined in the Partnership Agreement, Profits Interest holders, like limited partners, would not be allocated such Net Loss. Profits Interests have a maximum three-calendar year term from the date of issuance. Profits Interests are considered mandatorily redeemable under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 480, Distinguishing Liabilities from Equity. Undistributed Partnership Net Income allocations are included in reserve for anticipated withdrawals on the Consolidated Statements of Financial Condition until distributed. The Partnership's Net Income allocations for Profits Interests are disclosed separately on the Consolidated Statements of Income and Consolidated Statements of Changes in Partnership Capital and Profits Interests.

Profits Interests are intended to be granted annually as part of an associate recognition and retention program. The Partnership granted and issued Profits Interests for no cash consideration on January 1, 2024, to provide Profits Interest holders with allocations of Net Income based upon a $263 Notional Capital amount for the 2024 calendar year. The Profits Interests are fully vested and participate in Net Income allocations upon grant. Any future rights to allocations and distributions of the Partnership's Net Income will be forfeited upon termination of the Profits Interest. Profits Interests have zero fair value on grant date, therefore no compensation expense is recognized upon issuance or over their stated term.

NOTE 2 – LEASES

For the three-month periods ended March 29, 2024 and March 31, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $86 and $83, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $105 and $108, respectively. The weighted-average remaining lease term and weighted-average discount rate were four years and 3.7%, respectively, as of both March 29, 2024 and December 31, 2023.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended
	March 29, 2024	March 31, 2023
Operating lease cost	$86	$83
Variable lease cost	17	17
Total lease cost	$103	$100

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

March 29, 2024
2024	$253
2025	296
2026	240
2027	177
2028	112
Thereafter	109
Total lease payments	1,187
Less: Interest	105
Total present value of lease liabilities	$1,082

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of March 29, 2024 and December 31, 2023, collateral held for receivables from clients was $4,362 and $4,231, respectively, and collateral held for securities purchased under agreements to resell was $375 and $1,158, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of March 29, 2024 and December 31, 2023.

As of March 29, 2024, December 31, 2023 and December 31, 2022, $809, $732 and $637, respectively, of the receivable from clients balance and $356, $343 and $328, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the collateral value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from contracts with customers was zero as of March 29, 2024 and December 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended March 29, 2024			Three Months Ended March 31, 2023
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,146	$44	$2,190	$1,810	$37	$1,847
Service fees	367	25	392	336	25	361
Cash solutions fees	150	—	150	135	—	135
Other asset-based fees	176	—	176	158	—	158
Total asset-based fee revenue	2,839	69	2,908	2,439	62	2,501
Account and activity fee revenue:
Shareholder accounting services fees	116	—	116	115	—	115
Other account and activity fee revenue	72	4	76	66	3	69
Total account and activity fee revenue	188	4	192	181	3	184
Total fee revenue	3,027	73	3,100	2,620	65	2,685
Trade revenue:
Commissions	358	12	370	278	10	288
Principal transactions	51	3	54	50	2	52
Total trade revenue	409	15	424	328	12	340
Total revenue from customers	3,436	88	3,524	2,948	77	3,025
Net interest and dividends and other revenue	252	18	270	242	18	260
Net revenue	$3,688	$106	$3,794	$3,190	$95	$3,285

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. There have been no material changes to the Partnership's valuation methodologies since December 31, 2023.

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

The Partnership did not have any assets or liabilities categorized as Level III during the three- and twelve-month periods ended March 29, 2024 and December 31, 2023, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	March 29, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$144	$—	$144
Money market funds	22	—	—	22
Total cash equivalents	$22	$144	$—	$166

Investments segregated under federal regulations:
U.S. treasuries	$10,116	$—	$—	$10,116
Certificates of deposit	—	1,400	—	1,400
Total investments segregated under federal regulations	$10,116	$1,400	$—	$11,516

Securities owned:
Investment securities:
Government and agency obligations	$591	$—	$—	$591
Mutual funds(1)	340	—	—	340
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	12	—	—	12
Total investment securities	$943	$112	$—	$1,055

Inventory securities:
Equities	$67	$—	$—	$67
Municipal obligations	—	36	—	36
Corporate bonds and notes	—	10	—	10
Certificates of deposit	—	3	—	3
Government and agency obligations	3	—	—	3
Mutual funds	2	—	—	2
Total inventory securities	$72	$49	$—	$121

Other assets:
Client fractional share ownership assets	$891	$—	$—	$891

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$891	$—	$—	$891

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$179	$—	$179
Money market funds	76	—	—	76
Total cash equivalents	$76	$179	$—	$255

Investments segregated under federal regulations:
U.S. treasuries	$9,893	$—	$—	$9,893
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$9,893	$1,500	$—	$11,393

Securities owned:
Investment securities:
Government and agency obligations	$600	$—	$—	$600
Mutual funds(1)	346	—	—	346
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	11	—	—	11
Total investment securities	$957	$112	$—	$1,069

Inventory securities:
Municipal obligations	$—	$29	$—	$29
Equities	21	—	—	21
Certificates of deposit	—	20	—	20
Mutual funds	9	—	—	9
Corporate bonds and notes	—	5	—	5
Government and agency obligations	4	—	—	4
Total inventory securities	$34	$54	$—	$88

Other assets:
Client fractional share ownership assets	$824	$—	$—	$824

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$824	$—	$—	$824

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of March 29, 2024 and December 31, 2023, the outstanding amount of Partnership loans was $594 and $439, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $12 and $10 for the three-month periods ended March 29, 2024 and March 31, 2023, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Three Months Ended
	March 29, 2024	March 31, 2023
Partnership loans outstanding at beginning of period	$439	$335
Partnership loans issued during the period	266	312
Repayment of Partnership loans during the period	(111)	(124)
Total Partnership loans outstanding	$594	$523

The minimum 7.5% annual return on the face amount of limited partnership capital was $33 for both of the three-month periods ended March 29, 2024 and March 31, 2023. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $6 of Interests pursuant to a private placement offering in 2024 and may issue additional Interests from time to time in the future. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

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

EJ Canada is a registered broker-dealer regulated by the Canadian Investment Regulatory Organization ("CIRO"). Under the regulations prescribed by CIRO, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and results of operations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	March 29, 2024	December 31, 2023
U.S.:
Net capital	$1,102	$981
Net capital in excess of the minimum required	$1,042	$919
Net capital as a percentage of aggregate debit items	36.9%	31.7%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	17.2%	13.0%

Canada:
Regulatory risk-adjusted capital	$86	$136
Regulatory risk-adjusted capital in excess of the minimum required	$85	$134

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of March 29, 2024, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $7 as of March 29, 2024. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of March 29, 2024 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

information as presented. Pre-variable income represents income before variable compensation expense and before allocations to partners. This is consistent with how management reviews the segments to assess performance.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 29, 2024	March 31, 2023
Net revenue:
U.S.	$3,688	$3,190
Canada	106	95
Total net revenue	$3,794	$3,285

Pre-variable income:
U.S.	$996	$793
Canada	21	20
Total pre-variable income	$1,017	$813

Variable compensation:
U.S.	$539	$403
Canada	11	9
Total variable compensation	$550	$412

Income before allocations to partners:
U.S.	$457	$390
Canada	10	11
Total income before allocations to partners	$467	$401

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
March 29, 2024	$371	—	371	—	(371)	$—
December 31, 2023	$1,139	—	1,139	—	(1,139)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Three Months Ended
	March 29, 2024	March 31, 2023
Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$266	$312
Repayment of partnership loans through distributions from partnership capital in current period	$70	$68

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 29, 2024	March 31, 2023
Cash and cash equivalents	$2,296	$1,940
Cash and investments segregated under federal regulations	15,107	15,800
Less: Investments segregated under federal regulations	11,516	11,067
Total cash, cash equivalents and restricted cash	$5,887	$6,673

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue, net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding and the balances of Partnership loans. Other revenue, net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three-month periods ended, March 29, 2024 and March 31, 2023. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 29, 2024	March 31, 2023	% Change
Revenue:
Fee revenue	$3,100	$2,685	15%
% of net revenue	82%	82%	—
Trade revenue	424	340	25%
% of net revenue	11%	10%	10%
Interest and dividends	308	276	12%
Other revenue, net	30	58	-48%
Total revenue	3,862	3,359	15%
Interest expense	68	74	-8%
Net revenue	3,794	3,285	15%
Operating expenses	3,327	2,884	15%
Income before allocations to partners	$467	$401	16%

Related metrics:
Income before allocations to partners margin(1)	12.1%	11.9%	2%
Client assets under care ($ billions):
Total:
At period end	$2,031	$1,728	18%
Average	$1,965	$1,693	16%
Advisory programs:
At period end	$797	$657	21%
Average	$766	$644	19%
Client dollars invested ($ billions)(2):
Trade	$57	$60	-5%
Advisory programs	$13	$7	86%
Client households at period end	6.4	6.2	3%
Net new households for the period (actual)(3)	63,732	73,603	-13%
Net new assets for the period ($ billions)(4):	$18	$33	-45%
Financial advisors (actual):
At period end	19,456	18,850	3%
Average	19,324	18,826	3%
Attrition %(5)	5.5%	5.2%	6%
Dow Jones Industrial Average (actual):
At period end	39,807	33,274	20%
Average	38,504	33,218	16%
S&P 500 Index (actual):
At period end	5,254	4,109	28%
Average	4,989	3,998	25%
Bloomberg Aggregate Bond Index (actual):
At period end	98	100	-2%
Average	98	99	-1%

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

First Quarter 2024 versus First Quarter 2023 Overview

The Partnership ended the first quarter of 2024 with an 18% increase in client assets under care ("AUC") to $2.0 trillion and a 16% increase in average client AUC, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 19% due to higher average equity market levels and the increased investment of client assets into advisory programs. Net new assets decreased 45% in the first quarter of 2024 reflecting higher asset outflows and slower household growth with a 13% decrease in net new households. The decrease in net new assets was partially offset by higher average asset sizes for new households.

The Partnership ended the first quarter of 2024 with 19,456 financial advisors, representing a 3% increase compared to the end of the same period in 2023, despite financial advisor attrition increasing from 5.2% to 5.5% with a higher volume of retirements in 2024. The Partnership is continuing to invest in new solutions, tools and products to help financial advisors better serve clients, and the Partnership remains focused on developing, rewarding and growing branch teams.

Net revenue increased 15% to $3,794, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average equity market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to an increase in commissions revenue resulting from increases in client dollars invested in equities, insurance products and other and mutual funds, which earn higher margins than principal transactions products.

Operating expenses increased 15% to $3,327, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch and overall Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 16% to $467. Income before allocations to partners margin was 12.1%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 29, 2024 AND MARCH 31, 2023

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 15% to $3,100 in the first quarter of 2024 compared to the same period in 2023. A discussion of fee revenue components follows.

	Three Months Ended
	March 29, 2024	March 31, 2023	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,190	$1,847	19%
Service fees	392	361	9%
Cash solutions fees	150	135	11%
Other asset-based fees	176	158	11%
Total asset-based fee revenue	2,908	2,501	16%
Account and activity fee revenue:
Shareholder accounting services fees	116	115	1%
Other account and activity fee revenue	76	69	10%
Total account and activity fee revenue	192	184	4%
Total fee revenue	$3,100	$2,685	15%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$749.8	$631.3	19%
Mutual fund assets held outside of advisory programs	$600.5	$521.7	15%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 16% to $2,908 in the first quarter of 2024 primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average equity market levels, as well as the continued increase in investment of client assets in advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 25% to $424 in the first quarter of 2024 compared to the same period in 2023. A discussion of trade revenue components follows.

	Three Months Ended
	March 29, 2024		March 31, 2023		% Change
Trade revenue:
Commissions revenue:
Equities	$151		$116		30%
Mutual funds	120		100		20%
Insurance products and other	99		72		38%
Total commissions revenue	$370		$288		28%
Principal transactions	54		52		4%
Total trade revenue	$424		$340		25%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$10.5	18%	$7.9	13%	33%
Mutual funds	7.5	13%	5.7	10%	32%
Insurance products and other	3.8	7%	2.4	4%	58%
Principal transactions	35.5	62%	43.5	73%	-18%
Total client dollars invested	$57.3		$59.5		-4%

Margin per $1,000 invested	$7.4		$5.7		30%
U.S. business days	61		62		-2%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the first quarter of 2024 primarily due to an increase in commissions revenue and higher overall margin earned. Commissions revenue and overall margin increased due to increases in client dollars invested in equities, insurance products and other and mutual funds, which earn higher margins than principal transaction products. A higher proportion of client dollars from matured certificates of deposit were reinvested in equity, insurance products and other and mutual fund products in the first quarter of 2024, reflecting a shift in market conditions.

Net Interest and Dividends

Net interest and dividends revenue increased 19% to $240 in the first quarter of 2024 compared to the same period in 2023, primarily due to an increase in interest income earned on investments, reflecting higher interest rates, partially offset by a decrease in average amounts invested.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 15% to $3,327 in the first quarter of 2024, respectively, compared to the same period in 2023. A discussion of operating expense components follows.

	Three Months Ended
	March 29, 2024	March 31, 2023	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,479	$1,270	16%
Home office and branch	602	565	7%
Variable compensation	550	412	33%
Total compensation and benefits	2,631	2,247	17%

Communications and data processing	244	201	21%
Occupancy and equipment	158	151	5%
Fund sub-adviser fees	74	64	16%
Professional and consulting fees	43	45	-4%
Advertising	42	33	27%
Other operating expenses	135	143	-6%
Total operating expenses	$3,327	$2,884	15%

Related metrics (actual):
Number of physical branches(1):
At period end	15,340	15,499	-1%
Average	15,356	15,479	-1%
Financial advisors:
At period end	19,456	18,850	3%
Average	19,324	18,826	3%
Client support team professionals(2):
At period end	19,799	18,046	10%
Average	19,778	17,983	10%
Home office associates(2):
At period end	9,461	9,119	4%
Average	9,481	9,027	5%

(1)
Prior period balances have been adjusted to align to current year presentation.
(2)
Counted on a full-time equivalent basis.

The increase in operating expenses in the first quarter of 2024 compared to the same period in 2023 was primarily due to increases in financial advisor compensation and benefits expense and variable compensation, which are described below.

Financial advisor compensation and benefits expense increased 16% to $1,479 in the first quarter of 2024. The increase in the first quarter of 2024 was primarily due to an increase in revenues on which commissions are earned and increased retirement transition plan ("RTP") costs from higher payouts and increased participation in the RTP program.

Home office and branch compensation and benefits expense increased 7% to $602 in the first quarter of 2024 due to increases in the number of associates to support the Partnership's long-term growth objectives, higher average wages and increases in healthcare costs.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The increase in variable compensation of 33% to $550 in the first quarter of 2024 was due to increases in branch and overall Partnership profitability.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Communications and data processing expenses increased 21% to $244 in the first quarter of 2024 due to the Partnership's continuing investments in digital experiences and new technology to support its future objective of delivering more comprehensive, personalized planning and professional advice for clients.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial and other information for the Partnership’s reportable segments.

	Three Months Ended
	March 29, 2024	March 31, 2023	% Change
Net revenue:
U.S.	$3,688	$3,190	16%
Canada	106	95	12%
Total net revenue	3,794	3,285	15%

Operating expenses (excluding variable compensation):
U.S.	2,692	2,397	12%
Canada	85	75	13%
Total operating expenses	2,777	2,472	12%

Pre-variable income:
U.S.	996	793	26%
Canada	21	20	5%
Total pre-variable income	1,017	813	25%

Variable compensation:
U.S.	539	403	34%
Canada	11	9	22%
Total variable compensation	550	412	33%

Income before allocations to partners:
U.S.	457	390	17%
Canada	10	11	-9%
Total income before allocations to partners	$467	$401	16%

Income before allocations to partners margin:
U.S.	12.2%	12.0%	2%

Pre-variable income margin(1):
Canada	19.6%	20.8%	-6%

Client assets under care ($ billions):
U.S.
At period end	$1,988.0	$1,691.0	18%
Average	$1,923.7	$1,656.7	16%
Canada
At period end	$42.9	$37.2	15%
Average	$41.7	$36.6	14%

Net new households for the period (actual):
U.S.	62,986	72,488	-13%
Canada	746	1,115	-33%

Net new assets for the period ($ billions):
U.S.	$17.3	$32.8	-47%
Canada	$0.5	$0.6	-17%

Financial advisors (actual):
U.S.
At period end	18,597	18,009	3%
Average	18,470	17,987	3%
Canada
At period end	859	841	2%
Average	854	839	2%
(1)
Pre-variable income margin is pre-variable income expressed as a percentage of total revenue.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 16% to $3,688 in the first quarter of 2024, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to an increase in advisory programs fees revenue with the increase in client dollars invested in advisory programs and higher average equity market levels. Trade revenue increased primarily due to an increase in commissions revenue resulting from increases in client dollars invested in equities, insurance products and other and mutual funds, which earn higher margins than principal transactions products.

Operating expenses (excluding variable compensation) increased 12% to $2,692 in the first quarter of 2024, primarily due to an increase in financial advisor compensation and benefits expense. Financial advisor compensation increased primarily due to an increase in revenues on which commissions are earned.

Net income before allocations to partners increased 17% to $457 in the first quarter of 2024 compared to the same period in 2023. Income before allocations to partners margin was 12.2%, reflecting a strategic balance in the U.S. between investing in the future and current financial results.

Canada

Net revenue increased 12% to $106 in the first quarter of 2024 compared to the same period in 2023, primarily due to increases in fee revenue and trade revenue. Fee revenue increased primarily due to higher average equity market levels and the cumulative impact of client dollars invested in net new assets. Trade revenue increased primarily due to an increase in commissions revenue resulting from an increase in overall margin earned.

Operating expenses (excluding variable compensation) increased 13% to $85 in the first quarter of 2024 compared to the same period in 2023, primarily due to an increase in financial advisor compensation and benefits expense. Financial advisor compensation increased primarily due to an increase in revenues on which commissions are earned.

Net income before allocations to partners decreased 9% to $10 in the first quarter of 2024 compared to the same period in 2023. Pre-variable income margin was 19.6%, reflecting a strategic balance in Canada between investing in the future and current financial results.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 22% of its total revenue was derived from sales and services related to mutual fund and insurance products for both of the three-month periods ended March 29, 2024 and March 31, 2023.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $6 of Interests pursuant to a private placement offering in 2024 and may issue additional Interests from time to time in the future. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

The Partnership’s capital and profits interests subject to mandatory redemption as of March 29, 2024, net of reserve for anticipated withdrawals and Partnership loans, was $4,212, an increase of $163 from December 31, 2023. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($6, $64 and $267, respectively) and the retention of a portion of general partner earnings ($45), partially offset by the net increase in Partnership loans outstanding ($155) and the redemption of limited partner, subordinated limited partner and general partner interests ($7, $11 and $46, respectively). During both of the three-month periods ended March 29, 2024 and March 31, 2023, the Partnership retained 13.8% of income allocated to general partners.

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023), who require financing for some or all of their Partnership capital contributions. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

Any partner may also choose to have individual banking arrangements for their Partnership capital contributions. The Partnership does not guarantee these bank loans, nor can the partner pledge their partnership interest as collateral for the bank loan. The Partnership performs certain administrative functions in connection with its limited partners who have elected to finance a portion of their Partnership capital contributions through individual unsecured bank loan agreements. For all limited partner capital contributions financed through such bank loan agreements, each agreement instructs the Partnership to apply the proceeds from the redemption of that individual’s capital account to the repayment of the limited partner's bank loan prior to any funds being released to the partner. In addition, the partner is required to apply Partnership earnings, net of any distributions to pay taxes, to service the interest and principal on the bank loan. Partners who finance all or a portion of their capital contributions with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

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

	As of March 29, 2024
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,749	$719	$2,338	$4,806
Partnership capital owned by partners with individual loans	$539	$—	$1,239	$1,778
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	31%	—	53%	37%

Individual loans:
Individual bank loans	$143	$—	$—	$143
Individual Partnership loans	—	—	594	594
Total individual loans	$143	$—	$594	$737
Individual loans as a percent of total Partnership capital	8%	—	25%	15%
Individual loans as a percent of respective Partnership capital owned by partners with loans	27%	—	48%	41%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 29, 2024	December 31, 2023
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of March 29, 2024, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of March 29, 2024 or December 31, 2023. In addition, the Partnership did not have any draws against these lines of credit during the three-month period ended March 29, 2024.

Cash Activity

As of March 29, 2024, the Partnership had $2,296 in cash and cash equivalents and $371 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $2,667 of Partnership liquidity as of March 29, 2024, a 4% decrease from $2,784 as of December 31, 2023. The Partnership also held $591 and $600 in government and agency obligations as of March 29, 2024 and December 31, 2023, respectively, to help facilitate cash management and maintain firm liquidity. The Partnership had $15,107 and $15,565 in cash and investments segregated under federal regulations as of March 29, 2024 and December 31, 2023, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and capital compliance rules of the Financial Industry Regulatory Authority ("FINRA"). Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

EJ Canada is a registered broker-dealer regulated by the Canadian Investment Regulatory Organization ("CIRO"). Under the regulations prescribed by CIRO, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and results of operations.

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	March 29, 2024	December 31, 2023	% Change
U.S.:
Net capital	$1,102	$981	12%
Net capital in excess of the minimum required	$1,042	$919	13%
Net capital as a percentage of aggregate debit items	36.9%	31.7%	16%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	17.2%	13.0%	32%

Canada:
Regulatory risk-adjusted capital	$86	$136	-37%
Regulatory risk-adjusted capital in excess of the minimum required	$85	$134	-37%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.0 billion and $18.1 billion, respectively, for the three-month period ended March 29, 2024 and earned interest at an average annual rate of approximately 826 and 494 basis points (8.26% and 4.94%), respectively, during the first three months of 2024. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $129. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $87. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Money Market Fund and at third-party banks participating in the Partnership's Insured Bank Deposit program.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 29, 2024.

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

3.22	*

Twentieth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 20, 2023, incorporated by reference from Exhibit 3.22 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2023.

3.23	*

Twenty-First Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 20, 2023, incorporated by reference from Exhibit 3.23 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2023.

3.24	*

Twenty-Second Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 25, 2024, incorporated by reference from Exhibit 3.24 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2023.

3.25	*

Twenty-Third Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 20, 2024, incorporated by reference from Exhibit 3.25 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2023.

3.26	**	Twenty-Fourth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 19, 2024.
31.1	**

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
May 10, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 10, 2024
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2024
Andrew T. Miedler