Form 10-Q
period 2024-06-28
JONES FINANCIAL COMPANIES LLLP
filed 2024-08-09
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

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

As of July 26, 2024, 1,741,214 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	June 28, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$1,743	$1,645
Cash and investments, at fair value, segregated under federal regulations	13,590	15,565
Securities purchased under agreements to resell	524	1,139
Receivables from:
Clients	4,027	3,922
Mutual funds, insurance companies and other	930	891
Brokers, dealers and clearing organizations	388	429
Securities owned, at fair value:
Investment securities	1,068	1,069
Inventory securities	123	88
Fixed assets, at cost, net of accumulated depreciation and amortization	1,223	1,093
Lease right-of-use assets	1,059	1,029
Other assets	1,218	1,133

TOTAL ASSETS	$25,893	$28,003

LIABILITIES:
Payables to:
Clients	$16,608	$18,246
Brokers, dealers and clearing organizations	133	131
Accrued compensation and employee benefits	2,112	2,506
Accounts payable, accrued expenses and other	1,371	1,427
Lease liabilities	1,092	1,066
	21,316	23,376
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,744	1,750
Subordinated limited partners	719	666
General partners	1,822	1,633
Total	4,285	4,049
Reserve for anticipated withdrawals	292	578
Total partnership capital and profits interests subject to mandatory redemption	4,577	4,627

TOTAL LIABILITIES	$25,893	$28,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue:
Fee revenue
Asset-based	$3,011	$2,600	$5,919	$5,101
Account and activity	187	192	379	376
Total fee revenue	3,198	2,792	6,298	5,477
Trade revenue	433	345	857	685
Interest and dividends	302	283	610	559
Other revenue, net	36	26	66	84
Total revenue	3,969	3,446	7,831	6,805
Interest expense	66	72	134	146
Net revenue	3,903	3,374	7,697	6,659
Operating expenses:
Compensation and benefits	2,707	2,318	5,338	4,565
Communications and data processing	252	228	496	429
Occupancy and equipment	158	155	316	306
Fund sub-adviser fees	78	67	152	131
Professional and consulting fees	47	38	90	83
Advertising	38	34	80	67
Other operating expenses	153	124	288	267
Total operating expenses	3,433	2,964	6,760	5,848

Income before allocations to partners	470	410	937	811

Allocations to partners:
Limited partners	73	69	147	137
Profits interests	10	—	20	—
Subordinated limited partners	51	46	103	91
General partners	336	295	667	583
Net income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$38.95	$37.03	$77.41	$73.18

Weighted average $1,000 equivalent limited partnership units outstanding	1,744,872	1,767,251	1,748,252	1,771,494

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$—	$—	$—	$—
Other comprehensive loss:
Foreign currency translation	—	—	(3)	—
Comprehensive loss before allocations to partners	—	—	(3)	—

Allocations to partners	—	—	(3)	—
Total comprehensive loss	$—	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2024

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2023	$1,920	$—	$726	$1,981	$4,627
Reserve for anticipated withdrawals	(170)	—	(60)	(348)	(578)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2023	$1,750	$—	$666	$1,633	$4,049
Partnership loans outstanding, December 31, 2023	—	—	—	439	439
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2023	1,750	—	666	2,072	4,488
Issuance of partnership interests	6	—	64	267	337
Redemption of partnership interests	(7)	—	(11)	(46)	(64)
Net income allocations	74	10	52	331	467
Other comprehensive loss allocations	(1)	—	—	(2)	(3)
Distributions	4	—	—	(25)	(21)
Total partnership capital, including capital financed with partnership loans, and profits interests, March 29, 2024	1,826	10	771	2,597	5,204
Issuance of partnership interests	1	—	—	3	4
Redemption of partnership interests	(6)	—	—	(10)	(16)
Net income allocations	73	10	51	336	470
Distributions	(19)	(17)	(85)	(409)	(530)
Total partnership capital, including capital financed with partnership loans, and profits interests, June 28, 2024	1,875	3	737	2,517	5,132
Partnership loans outstanding, June 28, 2024	—	—	—	(555)	(555)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, JUNE 28, 2024	$1,875	$3	$737	$1,962	$4,577
Reserve for anticipated withdrawals	(131)	(3)	(18)	(140)	(292)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 28, 2024	$1,744	$—	$719	$1,822	$4,285

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	618	1,860	3,690
Issuance of partnership interests	568	65	312	945
Redemption of partnership interests	(7)	(14)	(71)	(92)
Net income allocated to partners	68	45	288	401
Distributions	(2)	—	(20)	(22)
Total partnership capital, including capital financed with partnership loans, March 31, 2023	1,839	714	2,369	4,922
Issuance of partnership interests	—	2	6	8
Redemption of partnership interests	(7)	(1)	(16)	(24)
Net income allocated to partners	69	46	295	410
Distributions	(9)	(75)	(358)	(442)
Total partnership capital, including capital financed with partnership loans, June 30, 2023	1,892	686	2,296	4,874
Partnership loans outstanding, June 30, 2023	—	—	(487)	(487)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 30, 2023	$1,892	$686	$1,809	$4,387
Reserve for anticipated withdrawals	(126)	(16)	(125)	(267)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 30, 2023	$1,766	$670	$1,684	$4,120

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 28, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	937	811
Foreign currency translation	(3)	—
Depreciation and amortization	294	268

Changes in assets and liabilities:
Investments segregated under federal regulations	1,739	1,060
Securities purchased under agreements to resell	615	(957)
Net payable to clients	(1,743)	(2,533)
Net receivable from brokers, dealers and clearing organizations	43	(146)
Receivable from mutual funds, insurance companies and other	(39)	—
Securities owned	(34)	839
Other assets	(86)	(114)
Lease liabilities	(173)	(168)
Accrued compensation and employee benefits	(394)	(407)
Accounts payable, accrued expenses and other	(56)	(105)
Net cash provided by (used in) operating activities	1,100	(1,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(254)	(198)
Cash used in investing activities	(254)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	41	58
Issuance of partnership interests	72	635
Redemption of partnership interests	(80)	(116)
Distributions from partnership capital	(1,017)	(820)
Net cash used in financing activities	(984)	(243)
Net decrease in cash, cash equivalents and restricted cash	(138)	(1,893)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5,817	8,382
End of period	$5,679	$6,489

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2024 and November 30, 2023 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and six-month periods ended May 31, 2024 and 2023 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiaries are Edward D. Jones & Co., L.P. (“Edward Jones”), a registered broker-dealer and investment adviser in the United States (“U.S.”), and Edward Jones (an Ontario limited partnership), a registered broker-dealer in Canada ("EJ Canada"). Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada as a retail brokerage business that primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and six-month periods ended June 28, 2024 and June 30, 2023, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

The results of operations for the three- and six-month periods ended June 28, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report").

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

NOTE 2 – LEASES

For the three- and six-month periods ended June 28, 2024 and June 30, 2023, respectively, cash paid for amounts included in the measurement of operating lease liabilities was $87 and $173 and $85 and $168, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $94 and $199 and $119 and $227, respectively. As of June 28, 2024 and December 31, 2023, the weighted-average remaining lease term was four years for both periods and the weighted-average discount rates were 3.9% and 3.7%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating lease cost	$86	$84	$172	$167
Variable lease cost	18	17	35	34
Total lease cost	$104	$101	$207	$201

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

June 28, 2024
2024	$173
2025	313
2026	258
2027	196
2028	131
Thereafter	132
Total lease payments	1,203
Less: Interest	111
Total present value of lease liabilities	$1,092

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of June 28, 2024 and December 31, 2023, collateral held for receivables from clients was $4,592 and $4,231, respectively, and collateral held for securities purchased under agreements to resell was $530 and $1,158, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of June 28, 2024 and December 31, 2023.

As of June 28, 2024, December 31, 2023 and December 31, 2022, $813, $732 and $637, respectively, of the receivable from clients balance and $369, $343 and $328, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the collateral value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from contracts with customers was zero as of June 28, 2024 and December 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended June 28, 2024			Three Months Ended June 30, 2023
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,239	$46	$2,285	$1,888	$39	$1,927
Service fees	374	26	400	344	24	368
Cash solutions fees	144	—	144	143	—	143
Other asset-based fees	182	—	182	162	—	162
Total asset-based fee revenue	2,939	72	3,011	2,537	63	2,600
Account and activity fee revenue:
Shareholder accounting services fees	117	—	117	115	—	115
Other account and activity fee revenue	67	3	70	73	4	77
Total account and activity fee revenue	184	3	187	188	4	192
Total fee revenue	3,123	75	3,198	2,725	67	2,792
Trade revenue:
Commissions	363	13	376	283	11	294
Principal transactions	54	3	57	49	2	51
Total trade revenue	417	16	433	332	13	345
Total revenue from customers	3,540	91	3,631	3,057	80	3,137
Net interest and dividends and other revenue	253	19	272	222	15	237
Net revenue	$3,793	$110	$3,903	$3,279	$95	$3,374

	Six Months Ended June 28, 2024			Six Months Ended June 30, 2023
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$4,385	$90	$4,475	$3,698	$76	$3,774
Service fees	741	51	792	680	49	729
Cash solutions fees	294	—	294	278	—	278
Other asset-based fees	358	—	358	320	—	320
Total asset-based fee revenue	5,778	141	5,919	4,976	125	5,101
Account and activity fee revenue:
Shareholder accounting services fees	233	—	233	230	—	230
Other account and activity fee revenue	139	7	146	139	7	146
Total account and activity fee revenue	372	7	379	369	7	376
Total fee revenue	6,150	148	6,298	5,345	132	5,477
Trade revenue:
Commissions	721	25	746	561	21	582
Principal transactions	105	6	111	99	4	103
Total trade revenue	826	31	857	660	25	685
Total revenue from customers	6,976	179	7,155	6,005	157	6,162
Net interest and dividends and other revenue	505	37	542	464	33	497
Net revenue	$7,481	$216	$7,697	$6,469	$190	$6,659

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

amount received from the clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue in the Consolidated Statements of Income, with no impact on income before allocations to partners.

The Partnership did not have any assets or liabilities categorized as Level III during the six- and twelve-month periods ended June 28, 2024 and December 31, 2023, respectively.

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	June 28, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$182	$—	$182
Money market funds	45	—	—	45
Total cash equivalents	$45	$182	$—	$227

Investments segregated under federal regulations:
U.S. treasuries	$8,454	$—	$—	$8,454
Certificates of deposit	—	1,200	—	1,200
Total investments segregated under federal regulations	$8,454	$1,200	$—	$9,654

Securities owned:
Investment securities:
Government and agency obligations	$600	$—	$—	$600
Mutual funds(1)	348	—	—	348
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$956	$112	$—	$1,068

Inventory securities:
Municipal obligations	$—	$54	$—	$54
Mutual funds	41	—	—	41
Corporate bonds and notes	—	10	—	10
Equities	8	—	—	8
Certificates of deposit	—	5	—	5
Government and agency obligations	5	—	—	5
Total inventory securities	$54	$69	$—	$123

Other assets:
Client fractional share ownership assets	$899	$—	$—	$899

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$899	$—	$—	$899

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$179	$—	$179
Money market funds	76	—	—	76
Total cash equivalents	$76	$179	$—	$255

Investments segregated under federal regulations:
U.S. treasuries	$9,893	$—	$—	$9,893
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$9,893	$1,500	$—	$11,393

Securities owned:
Investment securities:
Government and agency obligations	$600	$—	$—	$600
Mutual funds(1)	346	—	—	346
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	11	—	—	11
Total investment securities	$957	$112	$—	$1,069

Inventory securities:
Municipal obligations	$—	$29	$—	$29
Equities	21	—	—	21
Certificates of deposit	—	20	—	20
Mutual funds	9	—	—	9
Corporate bonds and notes	—	5	—	5
Government and agency obligations	4	—	—	4
Total inventory securities	$34	$54	$—	$88

Other assets:
Client fractional share ownership assets	$824	$—	$—	$824

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$824	$—	$—	$824

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of June 28, 2024 and December 31, 2023, the outstanding amount of Partnership loans was $555 and $439, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $12 and $24 and $10 and $20 for the three- and six-month periods ended June 28, 2024 and June 30, 2023, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Six Months Ended
	June 28, 2024	June 30, 2023
Partnership loans outstanding at beginning of period	$439	$335
Partnership loans issued during the period	269	318
Repayment of Partnership loans during the period	(153)	(166)
Total Partnership loans outstanding	$555	$487

The minimum 7.5% annual return on the face amount of limited partnership capital was $33 and $66 for both of the three- and six-month periods ended June 28, 2024 and June 30, 2023, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $7 of Interests pursuant to a private placement offering in 2024 and may issue additional Interests from time to time in the future. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	June 28, 2024	December 31, 2023
U.S.:
Net capital	$1,109	$981
Net capital in excess of the minimum required	$1,048	$919
Net capital as a percentage of aggregate debit items	36.2%	31.7%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	15.7%	13.0%

Canada:
Regulatory risk-adjusted capital	$93	$136
Regulatory risk-adjusted capital in excess of the minimum required	$92	$134

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. The district court denied the motion to dismiss in an order filed on October 26, 2022. Edward Jones filed its answer to the third amended complaint on November 14, 2022. On September 22, 2023, the plaintiffs moved for class certification. On the same date, Edward Jones moved for summary judgment on the plaintiffs' individual claims and to dismiss the third amended complaint on jurisdictional grounds. The district court entered an order denying the motion to dismiss on January 8, 2024 and held a hearing on Edward Jones' motion for summary judgment on May 23, 2024. As of the date of this report, the summary judgment and class certification motions remain pending decision by the court. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a current financial advisor as a putative collective action alleging gender discrimination under the Fair Labor Standards Act, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. On March 31, 2023, the district court denied the motion to dismiss and lifted the stay of proceedings. Edward Jones and JFC filed an answer to the amended complaint on April 17, 2023. The parties subsequently commenced the first phase of discovery related to collective and class certification, and are currently resolving disputes on the scope of discovery through pending motions. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. On June 9, 2023, the district court granted in part and denied in part the defendants' motion to dismiss, narrowing the plaintiff's EPA claim and related state-law claim to one of her roles at the company, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. Edward Jones filed its answer to the amended complaint on June 23, 2023. The parties subsequently commenced the first phase of discovery related to collective and class certification, and are currently resolving disputes on the scope of discovery through pending motions. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of June 28, 2024, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $19 as of June 28, 2024. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of June 28, 2024 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net revenue:
U.S.	$3,793	$3,279	$7,481	$6,469
Canada	110	95	216	190
Total net revenue	$3,903	$3,374	$7,697	$6,659

Pre-variable income:
U.S.	$1,035	$863	$2,031	$1,656
Canada	26	21	47	41
Total pre-variable income	$1,061	$884	$2,078	$1,697

Variable compensation:
U.S.	$578	$462	$1,117	$865
Canada	13	12	24	21
Total variable compensation	$591	$474	$1,141	$886

Income before allocations to partners:
U.S.	$457	$401	$914	$791
Canada	13	9	23	20
Total income before allocations to partners	$470	$410	$937	$811

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
June 28, 2024	$524	—	524	—	(524)	$—
December 31, 2023	$1,139	—	1,139	—	(1,139)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Six Months Ended
	June 28, 2024	June 30, 2023
Non-cash activities:
Issuance of general partnership interests through partnership loans in the period	$269	$318
Repayment of partnership loans through distributions from partnership capital in the period	$112	$108

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 28, 2024	June 30, 2023
Cash and cash equivalents	$1,743	$1,891
Cash and investments segregated under federal regulations	13,590	14,865
Less: Investments segregated under federal regulations	9,654	10,267
Total cash, cash equivalents and restricted cash	$5,679	$6,489

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three- and six-month periods ended, June 28, 2024 and June 30, 2023. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 28, 2024	June 30, 2023	% Change	June 28, 2024	June 30, 2023	% Change
Revenue:
Fee revenue	$3,198	$2,792	15%	$6,298	$5,477	15%
% of net revenue	82%	83%	-1%	82%	82%	0%
Trade revenue	433	345	26%	857	685	25%
% of net revenue	11%	10%	10%	11%	10%	10%
Interest and dividends	302	283	7%	610	559	9%
Other revenue, net	36	26	38%	66	84	-21%
Total revenue	3,969	3,446	15%	7,831	6,805	15%
Interest expense	66	72	-8%	134	146	-8%
Net revenue	3,903	3,374	16%	7,697	6,659	16%
Operating expenses	3,433	2,964	16%	6,760	5,848	16%
Income before allocations to partners	$470	$410	15%	$937	$811	16%

Related metrics:
Income before allocations to partners margin(1)	11.8%	11.9%	-1%	12.0%	11.9%	1%
Client assets under care ($ billions):
Total:
At period end	$2,062	$1,804	14%	$2,062	$1,804	14%
Average	$2,028	$1,756	15%	$1,992	$1,724	16%
Advisory programs:
At period end	$812	$688	18%	$812	$688	18%
Average	$797	$668	19%	$779	$656	19%
Client dollars invested ($ billions)(2):
Trade	$61	$57	7%	$118	$117	1%
Advisory programs	$14	$8	75%	$27	$15	80%
Client households at period end	6.5	6.3	3%	6.5	6.3	3%
Net new households for the period(3)	60,000	43,000	40%	124,000	116,000	7%
Net new assets for the period ($ billions)(4):	$19	$24	-21%	$37	$57	-35%
Financial advisors (actual):
At period end	19,589	18,892	4%	19,589	18,892	4%
Average	19,522	18,878	3%	19,418	18,852	3%
Attrition %(5)	5.3%	4.7%	13%	5.4%	5.0%	8%
Dow Jones Industrial Average (actual):
At period end	39,119	34,408	14%	39,119	34,408	14%
Average	38,823	33,637	15%	38,657	33,429	16%
S&P 500 Index (actual):
At period end	5,460	4,450	23%	5,460	4,450	23%
Average	5,247	4,205	25%	5,119	4,101	25%
Bloomberg Aggregate Bond Index (actual):
At period end	97	98	-1%	97	98	-1%
Average	97	99	-2%	97	99	-2%

(1)
Income before allocations to partners margin is income before allocations to partners expressed as a percentage of total revenue.
(2)
Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.
(3)
Net new households represents new client households opened less client households closed during the period, rounded to the nearest thousand. The current period metric is estimated based on available information.
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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2024 versus Second Quarter 2023 Overview

The Partnership ended the second quarter of 2024 with an 14% increase in client assets under care ("AUC") to $2.1 trillion and a 15% increase in average client AUC, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 19% due to higher average equity market levels and the increased investment of client assets into advisory programs. Net new assets decreased 21%, reflecting higher asset outflows.

The Partnership ended the second quarter of 2024 with 19,589 financial advisors, representing a 4% increase compared to the end of the same period in 2023. Financial advisor attrition was 5.3%, reflecting 41 additional financial advisors leaving the Partnership compared to the prior period, primarily with tenures of five years or less. The Partnership is continuing to invest in new tools and technology; an expanded set of products and solutions; and new practice models that give our financial advisors greater autonomy, flexibility and choice in how they serve clients. The Partnership remains focused on developing and rewarding branch teams and building new practice management capabilities to help them grow their practices.

Net revenue increased 16% to $3,903, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average equity market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to an increase in commissions revenue resulting from an increase in client dollars invested and higher overall margins earned.

Operating expenses increased 16% to $3,433, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch and overall Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 15% to $470. Income before allocations to partners margin was 11.8%, reflecting a strategic balance between investing in the future and current financial results.

Six Months Ended June 28, 2024 versus Six Months Ended June 30, 2023 Overview

Average client AUC increased 16% during the first half of 2024 compared to the same period in 2023 reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 19% due to higher average equity market levels and the increased investment of client assets into advisory programs. Net new assets decreased 35% in the first half of 2024, reflecting higher asset outflows.

Net revenue increased 16% to $7,697, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average equity market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to an increase in commissions revenue resulting from an increase in client dollars invested and higher overall margins earned.

Operating expenses increased 16% to $6,760, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch and overall Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 16% to $937. Income before allocations to partners margin was 12.0%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 2024 AND JUNE 30, 2023

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 15% in both the second quarter and first half of 2024 to $3,198 and $6,298, respectively, compared to the same periods in 2023. A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 28, 2024	June 30, 2023	% Change	June 28, 2024	June 30, 2023	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,285	$1,927	19%	$4,475	$3,774	19%
Service fees	400	368	9%	792	729	9%
Cash solutions fees	144	143	1%	294	278	6%
Other asset-based fees	182	162	12%	358	320	12%
Total asset-based fee revenue	3,011	2,600	16%	5,919	5,101	16%
Account and activity fee revenue:
Shareholder accounting services fees	117	115	2%	233	230	1%
Other account and activity fee revenue	70	77	-9%	146	146	0%
Total account and activity fee revenue	187	192	-3%	379	376	1%
Total fee revenue	$3,198	$2,792	15%	$6,298	$5,477	15%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$781	$655	19%	$763	$643	19%
Mutual fund assets held outside of advisory programs	$619	$538	15%	$608	$530	15%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 16% in both the second quarter and first half of 2024 to $3,011 and $5,919, respectively, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average equity market levels, as well as the continued increase in investment of client assets in advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 26% to $433 and 25% to $857 in the second quarter and first half of 2024, respectively, compared to the same periods in 2023. A discussion of trade revenue components follows.

	Three Months Ended					Six Months Ended
	June 28, 2024		June 30, 2023		% Change	June 28, 2024		June 30, 2023		% Change
Trade revenue:
Commissions revenue:
Equities	$152		$124		23%	$303		$240		26%
Mutual funds	110		100		10%	230		200		15%
Insurance products and other	114		70		63%	213		142		50%
Total commissions revenue	$376		$294		28%	$746		$582		28%
Principal transactions	57		51		12%	111		103		8%
Total trade revenue	$433		$345		26%	$857		$685		25%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$10.8	18%	$8.3	15%	30%	$21.3	18%	$16.2	14%	31%
Mutual funds	7.0	11%	6.0	10%	17%	14.5	12%	11.7	10%	24%
Insurance products and other	4.3	7%	1.9	3%	126%	8.1	7%	4.3	4%	88%
Principal transactions	38.8	64%	41.0	72%	-5%	74.3	63%	84.5	72%	-12%
Total client dollars invested	$60.9		$57.2		6%	$118.2		$116.7		1%

Margin per $1,000 invested	$7.1		$6.0		18%	$7.3		$5.9		24%
U.S. business days	63		62		2%	124		124		—

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the second quarter and first half of 2024 primarily due to an increase in commissions revenue and higher overall margin earned. Commissions revenue increased due to increases in insurance products and other, equities and mutual funds commissions revenue as a result of higher client dollars invested in each respective product. Overall margin increased with a larger portion of client dollars invested in equities, insurance products and mutual funds, which earn higher margins than principal transaction products.

Net Interest and Dividends

Net interest and dividends revenue increased 12% to $236 and 15% to $476 in the second quarter and first half of 2024, respectively, compared to the same periods in 2023, primarily due to increases in interest income earned on investments, reflecting higher interest rates, and decreases in customer credit interest expense from lower client cash balances. The increases in interest income were partially offset by decreases in average amounts invested and decreases in interest income earned on client margin loans due to lower average loan balances.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 16% in both the second quarter and first half of 2024 to $3,433 and $6,760, respectively, compared to the same periods in 2023. A discussion of operating expense components follows.

	Three Months Ended			Six Months Ended
	June 28, 2024	June 30, 2023	% Change	June 28, 2024	June 30, 2023	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,512	$1,271	19%	$2,991	$2,541	18%
Home office and branch	604	573	5%	1,206	1,138	6%
Variable compensation	591	474	25%	1,141	886	29%
Total compensation and benefits	2,707	2,318	17%	5,338	4,565	17%

Communications and data processing	252	228	11%	496	429	16%
Occupancy and equipment	158	155	2%	316	306	3%
Fund sub-adviser fees	78	67	16%	152	131	16%
Professional and consulting fees	47	38	24%	90	83	8%
Advertising	38	34	12%	80	67	19%
Other operating expenses	153	124	23%	288	267	8%
Total operating expenses	$3,433	$2,964	16%	$6,760	$5,848	16%

Related metrics (actual):
Number of physical branches(1):
At period end	15,305	15,497	-1%	15,305	15,497	-1%
Average	15,315	15,499	-1%	15,335	15,487	-1%
Financial advisors:
At period end	19,589	18,892	4%	19,589	18,892	4%
Average	19,522	18,878	3%	19,418	18,852	3%
Client support team professionals(2):
At period end	20,068	18,205	10%	20,068	18,205	10%
Average	19,928	18,160	10%	19,861	18,075	10%
Home office associates(2):
At period end	9,430	9,264	2%	9,430	9,264	2%
Average	9,439	9,181	3%	9,460	9,102	4%

(1)
Prior period balances have been adjusted to align to current year presentation.
(2)
Counted on a full-time equivalent basis.

The increases in operating expenses in the second quarter and first half of 2024 compared to the same periods in 2023 were primarily due to increases in financial advisor compensation and benefits expense and variable compensation, which are described below.

Financial advisor compensation and benefits expense increased 19% to $1,512 and 18% to $2,991 in the second quarter and first half of 2024, respectively. The increases in both periods were primarily due to increases in revenues on which commissions are earned and increased retirement transition plan ("RTP") costs from higher payouts and increased participation in the RTP program.

Home office and branch compensation and benefits expense increased 5% to $604 and 6% to $1,206 in the second quarter and first half of 2024, respectively, due to increases in the number of associates to support the Partnership's long-term growth objectives, higher average wages and increases in healthcare costs.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

profit sharing. The increases in variable compensation of 25% to $591 and 29% to $1,141 in the second quarter and first half of 2024, respectively, were due to increases in branch and overall Partnership profitability.

Communications and data processing expenses increased 11% to $252 and 16% to $496 in the second quarter and first half of 2024, respectively, due to the Partnership's continued investments in digital experiences and new technology to support its future objective of delivering more comprehensive, personalized planning and professional advice for clients.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial and other information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 28, 2024	June 30, 2023	% Change	June 28, 2024	June 30, 2023	% Change
Net revenue:
U.S.	$3,793	$3,279	16%	$7,481	$6,469	16%
Canada	110	95	16%	216	190	14%
Total net revenue	3,903	3,374	16%	7,697	6,659	16%

Operating expenses (excluding variable compensation):
U.S.	2,758	2,416	14%	5,450	4,813	13%
Canada	84	74	14%	169	149	13%
Total operating expenses	2,842	2,490	14%	5,619	4,962	13%

Pre-variable income:
U.S.	1,035	863	20%	2,031	1,656	23%
Canada	26	21	24%	47	41	15%
Total pre-variable income	1,061	884	20%	2,078	1,697	22%

Variable compensation:
U.S.	578	462	25%	1,117	865	29%
Canada	13	12	8%	24	21	14%
Total variable compensation	591	474	25%	1,141	886	29%

Income before allocations to partners:
U.S.	457	401	14%	914	791	16%
Canada	13	9	44%	23	20	15%
Total income before allocations to partners	$470	$410	15%	$937	$811	16%

Income before allocations to partners margin:
U.S.	11.8%	12.0%	-2%	12.0%	12.0%	0%

Pre-variable income margin(1):
Canada	23.4%	21.9%	7%	21.6%	21.4%	1%

Client assets under care ($ billions):
U.S.
At period end	$2,019.4	$1,765.4	14%	$2,019.4	$1,765.4	14%
Average	$1,985.4	$1,717.8	16%	$1,949.8	$1,686.7	16%
Canada
At period end	$42.9	$38.8	11%	$42.9	$38.8	11%
Average	$42.4	$37.7	12%	$42.0	$37.1	13%

Net new households for the period:
U.S. (rounded in thousands)	60,000	42,000	43%	123,000	114,000	8%
Canada (rounded in hundreds)	(100)	500	-120%	600	1,600	-63%

Net new assets for the period ($ billions):
U.S.	$19.3	$23.1	-16%	$36.6	$55.7	-34%
Canada	$0.4	$0.4	0%	$0.9	$1.0	-10%

Financial advisors (actual):
U.S.
At period end	18,724	18,053	4%	18,724	18,053	4%
Average	18,658	18,038	3%	18,559	18,013	3%
Canada
At period end	865	839	3%	865	839	3%
Average	864	840	3%	859	839	2%
(1)
Pre-variable income margin is pre-variable income expressed as a percentage of total revenue.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 16% in both the second quarter and first half of 2024 to $3,793 and $7,481, respectively, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to an increase in advisory programs fees revenue with higher average equity market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to an increase in commissions revenue resulting from an increase in client dollars invested and higher overall margins earned.

Operating expenses (excluding variable compensation) increased 14% to $2,758 and 13% to $5,450 in the second quarter and first half of 2024, respectively, primarily due to increases in financial advisor compensation and benefits expense. Financial advisor compensation and benefits increased primarily due to increases in revenues on which commissions are earned in both periods.

Income before allocations to partners increased 14% to $457 and 16% to $914 in the second quarter and first half of 2024, respectively, compared to the same periods in 2023. Income before allocations to partners margin was 11.8% and 12.0% in the second quarter and first half of 2024, respectively, reflecting a strategic balance in the U.S. between investing in the future and current financial results.

Canada

Net revenue increased 16% to $110 and 14% to $216 in the second quarter and first half of 2024, respectively, primarily due to increases in fee revenue and trade revenue. Fee revenue increased primarily due to higher average equity market levels and the cumulative impact of net new assets. Trade revenue increased primarily due to an increase in commissions revenue resulting from an increase in client dollars invested.

Operating expenses (excluding variable compensation) increased 14% to $84 and 13% to $169 in the second quarter and first half of 2024, respectively, compared to the same periods in 2023, primarily due to increases in financial advisor compensation and benefits expense. Financial advisor compensation and benefits increased primarily due to increases in revenues on which commissions are earned in both periods.

Income before allocations to partners increased 44% to $13 and 15% to $23 in the second quarter and first half of 2024, respectively, compared to the same periods in 2023. Pre-variable income margin was 23.4% and 21.6%, respectively, reflecting a strategic balance in Canada between investing in the future and current financial results.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 22% for both the three- and six-month periods ended June 28, 2024 and 22% and 26% for the three- and six-month periods ended June 30, 2023, respectively, of its total revenue was derived from sales and services related to mutual fund and insurance products.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 of Interests may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $7 of Interests pursuant to a private placement offering in 2024 and may issue additional Interests from time to time in the future. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes.

The Partnership’s capital and profits interests subject to mandatory redemption as of June 28, 2024, net of reserve for anticipated withdrawals and Partnership loans, was $4,285, an increase of $236 from December 31, 2023. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($7, $64 and $270, respectively) and the retention of a portion of general partner earnings ($91), partially offset by the net increase in Partnership loans outstanding ($116) and the redemption of limited partner, subordinated limited partner and general partner interests ($13, $11 and $56, respectively). During each of the three- and six-month periods ended June 28, 2024 and June 30, 2023, the Partnership retained 13.8% of income allocated to general partners.

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023 (the "Partnership Agreement")), who require financing for some or all of their Partnership capital contributions. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

	As of June 28, 2024
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,744	$719	$2,377	$4,840
Partnership capital owned by partners with individual loans	$491	$—	$1,209	$1,700
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	28%	—	51%	35%

Individual loans:
Individual bank loans	$132	$—	$—	$132
Individual Partnership loans	—	—	555	555
Total individual loans	$132	$—	$555	$687
Individual loans as a percent of total Partnership capital	8%	—	23%	14%
Individual loans as a percent of respective Partnership capital owned by partners with loans	27%	—	46%	40%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 28, 2024	December 31, 2023
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of June 28, 2024, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of June 28, 2024 or December 31, 2023. In addition, the Partnership did not have any draws against these lines of credit during the six-month period ended June 28, 2024, except for periodically testing draw procedures.

Cash Activity

As of June 28, 2024, the Partnership had $1,743 in cash and cash equivalents and $524 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $2,267 of Partnership liquidity as of June 28, 2024, a 19% decrease from $2,784 as of December 31, 2023. The Partnership also held $600 in government and agency obligations as of both June 28, 2024 and December 31, 2023, to help facilitate cash management and maintain firm liquidity. The Partnership had $13,590 and $15,565 in cash and investments segregated under federal regulations as of June 28, 2024 and December 31, 2023, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

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

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	June 28, 2024	December 31, 2023	% Change
U.S.:
Net capital	$1,109	$981	13%
Net capital in excess of the minimum required	$1,048	$919	14%
Net capital as a percentage of aggregate debit items	36.2%	31.7%	14%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	15.7%	13.0%	21%

Canada:
Regulatory risk-adjusted capital	$93	$136	-32%
Regulatory risk-adjusted capital in excess of the minimum required	$92	$134	-31%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.0 billion and $17.6 billion, respectively, for the six-month period ended June 28, 2024 and earned interest at an average annual rate of approximately 829 and 495 basis points (8.29% and 4.95%), respectively, during the first six months of 2024. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $120. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $80. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Money Market Fund and at third-party banks participating in the Partnership's Insured Bank Deposit program.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 28, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $0.6 million of subordinated limited partnership interests (“SLP Interests”), which are described in the Partnership Agreement, to retiring general partners during the second quarter of 2024. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

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

3.26	*

Twenty-Fourth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 19, 2024, incorporated by reference from Exhibit 3.26 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 29, 2024.

3.27	**	Twenty-Fifth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 16, 2024.

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

3.28	**	Twenty-Sixth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 25, 2024.
3.29	**	Twenty-Seventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 18, 2024.
31.1	**

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
August 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 9, 2024
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2024
Andrew T. Miedler