Form 10-Q
period 2024-09-27
JONES FINANCIAL COMPANIES LLLP
filed 2024-11-08
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2024

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

As of October 25, 2024, 1,734,516 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	September 27, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$1,944	$1,645
Cash and investments, at fair value, segregated under federal regulations	13,246	15,565
Securities purchased under agreements to resell	736	1,139
Receivables from:
Clients	4,199	3,922
Mutual funds, insurance companies and other	935	891
Brokers, dealers and clearing organizations	347	429
Securities owned, at fair value:
Investment securities	1,379	1,069
Inventory securities	214	88
Fixed assets, at cost, net of accumulated depreciation and amortization	1,289	1,093
Lease right-of-use assets	1,075	1,029
Other assets	1,217	1,133

TOTAL ASSETS	$26,581	$28,003

LIABILITIES:
Payables to:
Clients	$16,319	$18,246
Brokers, dealers and clearing organizations	218	131
Accrued compensation and employee benefits	2,808	2,506
Accounts payable, accrued expenses and other	1,359	1,427
Lease liabilities	1,108	1,066
	21,812	23,376
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,737	1,750
Subordinated limited partners	718	666
General partners	1,886	1,633
Total	4,341	4,049
Reserve for anticipated withdrawals	428	578
Total partnership capital and profits interests subject to mandatory redemption	4,769	4,627

TOTAL LIABILITIES	$26,581	$28,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Revenue:
Fee revenue
Asset-based	$3,184	$2,708	$9,103	$7,809
Account and activity	185	186	564	562
Total fee revenue	3,369	2,894	9,667	8,371
Trade revenue	442	359	1,299	1,044
Interest and dividends	294	292	904	851
Other revenue, net	83	15	149	99
Total revenue	4,188	3,560	12,019	10,365
Interest expense	65	67	199	213
Net revenue	4,123	3,493	11,820	10,152
Operating expenses:
Compensation and benefits	2,822	2,358	8,160	6,923
Communications and data processing	243	239	739	668
Occupancy and equipment	159	155	475	461
Fund sub-adviser fees	81	70	233	201
Professional and consulting fees	47	47	137	130
Advertising	38	40	118	107
Other operating expenses	174	190	462	457
Total operating expenses	3,564	3,099	10,324	8,947

Income before allocations to partners	559	394	1,496	1,205

Allocations to partners:
Limited partners	85	66	232	203
Profits interests	12	—	32	—
Subordinated limited partners	61	44	164	135
General partners	401	284	1,068	867
Net income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$46.42	$35.54	$123.83	$108.72

Weighted average $1,000 equivalent limited partnership units outstanding	1,738,470	1,760,636	1,744,585	1,767,944

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income	$—	$—	$—	$—
Other comprehensive income (loss):
Foreign currency translation	1	—	(2)	—
Comprehensive income (loss) before allocations to partners	1	—	(2)	—

Allocations to partners	1	—	(2)	—
Total comprehensive income (loss)	$—	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2024

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2023	$1,920	$—	$726	$1,981	$4,627
Reserve for anticipated withdrawals	(170)	—	(60)	(348)	(578)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2023	$1,750	$—	$666	$1,633	$4,049
Partnership loans outstanding, December 31, 2023	—	—	—	439	439
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2023	1,750	—	666	2,072	4,488
Issuance of partnership interests	6	—	64	267	337
Redemption of partnership interests	(7)	—	(11)	(46)	(64)
Net income allocations	74	10	52	331	467
Other comprehensive loss allocations	(1)	—	—	(2)	(3)
Distributions	4	—	—	(25)	(21)
Total partnership capital, including capital financed with partnership loans, and profits interests, March 29, 2024	1,826	10	771	2,597	5,204
Issuance of partnership interests	1	—	—	3	4
Redemption of partnership interests	(6)	—	—	(10)	(16)
Net income allocations	73	10	51	336	470
Distributions	(19)	(17)	(85)	(409)	(530)
Total partnership capital, including capital financed with partnership loans, and profits interests, June 28, 2024	1,875	3	737	2,517	5,132
Issuance of partnership interests	—	—	1	1	2
Redemption of partnership interests	(7)	—	(2)	(34)	(43)
Net income allocations	85	12	61	401	559
Other comprehensive loss allocations	—	—	—	1	1
Distributions	(2)	(11)	(58)	(297)	(368)
Total partnership capital, including capital financed with partnership loans, and profits interests, September 27, 2024	1,951	4	739	2,589	5,283
Partnership loans outstanding, September 27, 2024	—	—	—	(514)	(514)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 27, 2024	$1,951	$4	$739	$2,075	$4,769
Reserve for anticipated withdrawals	(214)	(4)	(21)	(189)	(428)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 27, 2024	$1,737	$—	$718	$1,886	$4,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2023

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	618	1,860	3,690
Issuance of partnership interests	568	65	312	945
Redemption of partnership interests	(7)	(14)	(71)	(92)
Net income allocated to partners	68	45	288	401
Distributions	(2)	—	(20)	(22)
Total partnership capital, including capital financed with partnership loans, March 31, 2023	1,839	714	2,369	4,922
Issuance of partnership interests	—	2	6	8
Redemption of partnership interests	(7)	(1)	(16)	(24)
Net income allocated to partners	69	46	295	410
Distributions	(9)	(75)	(358)	(442)
Total partnership capital, including capital financed with partnership loans, June 30, 2023	1,892	686	2,296	4,874
Issuance of partnership interests	—	3	—	3
Redemption of partnership interests	(8)	(6)	(38)	(52)
Net income allocated to partners	66	44	284	394
Distributions	(2)	(46)	(232)	(280)
Total partnership capital, including capital financed with partnership loans, September 29, 2023	1,948	681	2,310	4,939
Partnership loans outstanding, September 29, 2023	—	—	(464)	(464)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 29, 2023	$1,948	$681	$1,846	$4,475
Reserve for anticipated withdrawals	(190)	(14)	(137)	(341)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 29, 2023	$1,758	$667	$1,709	$4,134

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,496	1,205
Foreign currency translation	(2)	—
Depreciation and amortization	451	414

Changes in assets and liabilities:
Investments segregated under federal regulations	2,355	1,134
Securities purchased under agreements to resell	403	(917)
Net payable to clients	(2,204)	(3,185)
Net receivable from brokers, dealers and clearing organizations	169	(111)
Receivable from mutual funds, insurance companies and other	(44)	(3)
Securities owned	(436)	52
Other assets	(87)	(56)
Lease liabilities	(261)	(253)
Accrued compensation and employee benefits	302	111
Accounts payable, accrued expenses and other	(65)	(40)
Net cash provided by (used in) operating activities	2,077	(1,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(390)	(307)
Cash used in investing activities	(390)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	42	58
Issuance of partnership interests	73	638
Redemption of partnership interests	(123)	(168)
Distributions from partnership capital	(1,344)	(1,077)
Net cash used in financing activities	(1,352)	(549)
Net increase (decrease) in cash, cash equivalents and restricted cash	335	(2,505)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5,817	8,382
End of period	$6,152	$5,877

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2024 and November 30, 2023 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and nine-month periods ended August 31, 2024 and 2023 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiaries are Edward D. Jones & Co., L.P. (“Edward Jones”), a registered broker-dealer and investment adviser in the United States (“U.S.”), and Edward Jones (an Ontario limited partnership), a registered broker-dealer in Canada ("EJ Canada"). Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada as a retail brokerage business that primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. The Partnership conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three- and nine-month periods ended September 27, 2024 and September 29, 2023, see Note 8 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles, which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Certain prior period balances have been adjusted to align to current year presentation. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure other than those disclosed in Note 7.

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

The results of operations for the three- and nine-month periods ended September 27, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report").

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Annual Report, other than the modification and addition disclosed below.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Foreign Exchange. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period. Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period. Effective January 1, 2024, the functional currency for the Partnership's Canada subsidiaries changed prospectively from U.S. dollars to Canadian dollars due to a change in facts and economic indicators, including sustained profitability in Canada, with no material impact to the Consolidated Financial Statements. As a result, foreign exchange gains and losses from the translation of EJ Canada's financial statements into U.S. dollars are reflected on the Consolidated Statements of Comprehensive Income (Loss). Under the terms of the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023 (the “Partnership Agreement”), other comprehensive income (loss) is allocated to partners, which results in no accumulated other comprehensive income on the Consolidated Statements of Financial Condition.

Profits Interests. Effective January 1, 2024, the Partnership began issuing Profits Interests to certain financial advisors in the U.S., to enable them to further share in the Partnership's Net Income, as defined in the Partnership Agreement as income and other comprehensive income (loss) before allocations to partners. Profits Interests do not require a capital investment but, like limited partnership interests ("Interests"), give the holder the right to allocations and distributions of the Partnership's Net Income before allocations to subordinated limited partners and general partners. The amount of Net Income allocated to a Profits Interest holder is based on a bookkeeping measure expressed in terms of a notional U.S. dollar amount ("Notional Capital") held by such Profits Interests holder. Profits Interests have no book value, are not redeemable for any value in the future, and expire upon the earlier of the redemption of the Profits Interest or at the end of their stated term. To the extent the Partnership experiences a Net Loss for a given calendar year, as defined in the Partnership Agreement, Profits Interest holders, like limited partners, would not be allocated such Net Loss. Profits Interests have a maximum three-calendar year term from the date of issuance. Profits Interests are considered mandatorily redeemable under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 480, Distinguishing Liabilities from Equity. Undistributed Partnership Net Income allocations are included in reserve for anticipated withdrawals on the Consolidated Statements of Financial Condition until distributed. The Partnership's Net Income allocations for Profits Interests are disclosed separately on the Consolidated Statements of Income and Consolidated Statements of Changes in Partnership Capital and Profits Interests.

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

NOTE 2 – LEASES

For the three- and nine-month periods ended September 27, 2024 and September 29, 2023, respectively, cash paid for amounts included in the measurement of operating lease liabilities was $88 and $261 and $85 and $253, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $96 and $295 and $117 and $344, respectively. As of September 27, 2024 and December 31, 2023, the weighted-average remaining lease term was four years for both periods and the weighted-average discount rates were 4.1% and 3.7%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating lease cost	$87	$85	$259	$252
Variable lease cost	19	17	54	51
Total lease cost	$106	$102	$313	$303

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

September 27, 2024
2024	$88
2025	331
2026	278
2027	216
2028	151
Thereafter	163
Total lease payments	1,227
Less: Interest	119
Total present value of lease liabilities	$1,108

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of September 27, 2024 and December 31, 2023, collateral held for receivables from clients was $4,874 and $4,231, respectively, and collateral held for securities purchased under agreements to resell was $747 and $1,158, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the expected credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an expected credit loss of zero as of September 27, 2024 and December 31, 2023.

As of September 27, 2024, December 31, 2023 and December 31, 2022, $859, $732 and $637, respectively, of the receivable from clients balance and $367, $343 and $328, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the collateral value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from contracts with customers was zero as of September 27, 2024 and December 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 8 for segment information.

	Three Months Ended			Three Months Ended
	September 27, 2024			September 29, 2023
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,396	$49	$2,445	$1,974	$41	$2,015
Service fees	385	26	411	352	26	378
Cash solutions fees	141	—	141	150	—	150
Other asset-based fees	187	—	187	165	—	165
Total asset-based fee revenue	3,109	75	3,184	2,641	67	2,708
Account and activity fee revenue:
Shareholder accounting services fees	116	—	116	116	—	116
Other account and activity fee revenue	66	3	69	67	3	70
Total account and activity fee revenue	182	3	185	183	3	186
Total fee revenue	3,291	78	3,369	2,824	70	2,894
Trade revenue:
Commissions	371	12	383	294	10	304
Principal transactions	56	3	59	52	3	55
Total trade revenue	427	15	442	346	13	359
Total revenue from customers	3,718	93	3,811	3,170	83	3,253
Net interest and dividends and other revenue	296	16	312	224	16	240
Net revenue	$4,014	$109	$4,123	$3,394	$99	$3,493

	Nine Months Ended			Nine Months Ended
	September 27, 2024			September 29, 2023
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$6,781	$139	$6,920	$5,672	$117	$5,789
Service fees	1,126	77	1,203	1,032	75	1,107
Cash solutions fees	435	—	435	428	—	428
Other asset-based fees	545	—	545	485	—	485
Total asset-based fee revenue	8,887	216	9,103	7,617	192	7,809
Account and activity fee revenue:
Shareholder accounting services fees	349	—	349	346	—	346
Other account and activity fee revenue	205	10	215	206	10	216
Total account and activity fee revenue	554	10	564	552	10	562
Total fee revenue	9,441	226	9,667	8,169	202	8,371
Trade revenue:
Commissions	1,092	37	1,129	855	31	886
Principal transactions	161	9	170	151	7	158
Total trade revenue	1,253	46	1,299	1,006	38	1,044
Total revenue from customers	10,694	272	10,966	9,175	240	9,415
Net interest and dividends and other revenue	801	53	854	688	49	737
Net revenue	$11,495	$325	$11,820	$9,863	$289	$10,152

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine- and twelve-month periods ended September 27, 2024 and December 31, 2023, respectively.

The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	September 27, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$163	$—	$163
Money market funds	73	—	—	73
Total cash equivalents	$73	$163	$—	$236

Investments segregated under federal regulations:
U.S. treasuries	$7,938	$—	$—	$7,938
Certificates of deposit	—	1,100	—	1,100
Total investments segregated under federal regulations	$7,938	$1,100	$—	$9,038

Securities owned:
Investment securities:
Government and agency obligations	$895	$—	$—	$895
Mutual funds(1)	364	—	—	364
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$1,267	$112	$—	$1,379

Inventory securities:
Mutual funds	$103	$—	$—	$103
Municipal obligations	—	50	—	50
Equities	19	—	—	19
Corporate bonds and notes	—	15	—	15
Government and agency obligations	15	—	—	15
Certificates of deposit	—	12	—	12
Total inventory securities	$137	$77	$—	$214

Other assets:
Client fractional share ownership assets	$925	$—	$—	$925

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$925	$—	$—	$925

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$179	$—	$179
Money market funds	76	—	—	76
Total cash equivalents	$76	$179	$—	$255

Investments segregated under federal regulations:
U.S. treasuries	$9,893	$—	$—	$9,893
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$9,893	$1,500	$—	$11,393

Securities owned:
Investment securities:
Government and agency obligations	$600	$—	$—	$600
Mutual funds(1)	346	—	—	346
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	11	—	—	11
Total investment securities	$957	$112	$—	$1,069

Inventory securities:
Municipal obligations	$—	$29	$—	$29
Equities	21	—	—	21
Certificates of deposit	—	20	—	20
Mutual funds	9	—	—	9
Corporate bonds and notes	—	5	—	5
Government and agency obligations	4	—	—	4
Total inventory securities	$34	$54	$—	$88

Other assets:
Client fractional share ownership assets	$824	$—	$—	$824

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$824	$—	$—	$824

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while they still have an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for ELT members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of September 27, 2024 and December 31, 2023, the outstanding amount of Partnership loans was $514 and $439, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $12 and $36 and $10 and $30 for the three- and nine-month periods ended September 27, 2024 and September 29, 2023, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Nine Months Ended
	September 27, 2024	September 29, 2023
Partnership loans outstanding at beginning of period	$439	$335
Partnership loans issued during the period	270	318
Repayment of Partnership loans during the period	(195)	(189)
Total Partnership loans outstanding	$514	$464

The minimum 7.5% annual return on the face amount of limited partnership capital was $32 and $98 and $33 and $99 for the three- and nine-month periods ended September 27, 2024 and September 29, 2023, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	September 27, 2024	December 31, 2023
U.S.:
Net capital	$1,383	$981
Net capital in excess of the minimum required	$1,320	$919
Net capital as a percentage of aggregate debit items	43.6%	31.7%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	12.9%	13.0%

Canada:
Regulatory risk-adjusted capital	$101	$136
Regulatory risk-adjusted capital in excess of the minimum required	$94	$134

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. The district court denied the motion to dismiss in an order filed on October 26, 2022. Edward Jones filed its answer to the third amended complaint on November 14, 2022. On September 22, 2023, the plaintiffs moved for class certification. On the same date, Edward Jones moved for summary judgment on the plaintiffs' individual claims and to dismiss the third amended complaint on jurisdictional grounds. The district court entered an order denying the motion to dismiss on January 8, 2024 and held a hearing on Edward Jones' motion for summary judgment on May 23, 2024. On September 9, 2024, the district court entered an order granting Edward Jones' motion for summary judgment and denying all other pending motions as moot, including the motion for class certification. On October 4, 2024, the plaintiffs filed a notice of appeal. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a then current financial advisor as a putative collective action alleging gender discrimination under the Fair Labor Standards Act, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. On March 31, 2023, the district court denied the motion to dismiss and lifted the stay of proceedings. Edward Jones and JFC filed an answer to the amended complaint on April 17, 2023. The first phase of discovery related to collective and class certification is proceeding. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. On June 9, 2023, the district court granted in part and denied in part the defendants' motion to dismiss, permitting the plaintiff's EPA claim and related state-law claim to proceed in connection with only one of the roles she held during her employment by the firm, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. Edward Jones filed its answer to the amended complaint on June 23, 2023. The first phase of discovery related to collective and class certification is proceeding. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

SEC Off-Channel Communications Platforms Investigation. Edward Jones entered into a settlement with the SEC on August 14, 2024 in connection with its publicly reported investigation of compliance by broker-dealers, investment advisers, and other financial institutions relating to retention of electronic communications stored on personal devices or messaging platforms that were not approved by Edward Jones for business use by its employees. Edward Jones fully cooperated with the SEC's investigation and resolved the matter pursuant to a publicly-filed order. The settlement imposes a cease-and-desist order and censure, required Edward Jones to pay a $50 civil monetary penalty and requires Edward Jones to fulfill certain undertakings including retention of an independent compliance consultant to assess the firm's policies and systems regarding electronic communications recordkeeping and assist Edward Jones in further enhancing those policies and systems.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of September 27, 2024, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $13 as of September 27, 2024. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of September 27, 2024 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net revenue:
U.S.	$4,014	$3,394	$11,495	$9,863
Canada	109	99	325	289
Total net revenue	$4,123	$3,493	$11,820	$10,152

Pre-variable income:
U.S.	$1,173	$840	$3,204	$2,496
Canada	24	21	71	62
Total pre-variable income	$1,197	$861	$3,275	$2,558

Variable compensation:
U.S.	$625	$457	$1,742	$1,322
Canada	13	10	37	31
Total variable compensation	$638	$467	$1,779	$1,353

Income before allocations to partners:
U.S.	$548	$383	$1,462	$1,174
Canada	11	11	34	31
Total income before allocations to partners	$559	$394	$1,496	$1,205

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
September 27, 2024	$736	—	736	—	(736)	$—
December 31, 2023	$1,139	—	1,139	—	(1,139)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Nine Months Ended
	September 27, 2024	September 29, 2023
Non-cash activities:
Issuance of general partnership interests through partnership loans in the period	$270	$318
Repayment of partnership loans through distributions from partnership capital in the period	$153	$131

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 27, 2024	September 29, 2023
Cash and cash equivalents	$1,944	$2,427
Cash and investments segregated under federal regulations	13,246	13,643
Less: Investments segregated under federal regulations	9,038	10,193
Total cash, cash equivalents and restricted cash	$6,152	$5,877

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three- and nine-month periods ended, September 27, 2024 and September 29, 2023. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept. 27, 2024	Sept. 29, 2023	% Change	Sept. 27, 2024	Sept. 29, 2023	% Change
Revenue:
Fee revenue	$3,369	$2,894	16%	$9,667	$8,371	15%
% of net revenue	82%	83%	-1%	82%	82%	—
Trade revenue	442	359	23%	1,299	1,044	24%
% of net revenue	11%	10%	10%	11%	10%	10%
Interest and dividends	294	292	1%	904	851	6%
Other revenue, net	83	15	453%	149	99	51%
Total revenue	4,188	3,560	18%	12,019	10,365	16%
Interest expense	65	67	-3%	199	213	-7%
Net revenue	4,123	3,493	18%	11,820	10,152	16%
Operating expenses	3,564	3,099	15%	10,324	8,947	15%
Income before allocations to partners	$559	$394	42%	$1,496	$1,205	24%

Related metrics:
Income before allocations to partners margin(1)	13.3%	11.1%	20%	12.4%	11.6%	7%
Client assets under care ($ billions):
Total:
At period end	$2,176	$1,762	23%	$2,176	$1,762	23%
Average	$2,118	$1,801	18%	$2,035	$1,747	16%
Advisory programs:
At period end	$864	$673	28%	$864	$673	28%
Average	$837	$688	22%	$799	$666	20%
Client dollars invested ($ billions)(2):
Trade	$55	$55	—	$173	$172	1%
Advisory programs	$14	$9	56%	$41	$24	71%
Client households at period end	6.5	6.3	3%	6.5	6.3	3%
Net new households for the period(3)	53,000	37,000	43%	177,000	153,000	16%
Net new assets for the period ($ billions)(4):	$16	$19	-16%	$53	$76	-30%
Financial advisors (actual):
At period end	19,885	19,009	5%	19,885	19,009	5%
Average	19,749	18,949	4%	19,534	18,887	3%
Attrition %(5)	4.7%	4.5%	4%	5.1%	4.8%	6%
Dow Jones Industrial Average (actual):
At period end	42,313	33,508	26%	42,313	33,508	26%
Average	40,552	34,665	17%	39,300	33,844	16%
S&P 500 Index (actual):
At period end	5,738	4,288	34%	5,738	4,288	34%
Average	5,539	4,458	24%	5,260	4,221	25%
Bloomberg Aggregate Bond Index (actual):
At period end	102	94	9%	102	94	9%
Average	100	96	4%	98	98	—

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2024 versus Third Quarter 2023 Overview

The Partnership ended the third quarter of 2024 with a 23% increase in client assets under care ("AUC") to $2.2 trillion and an 18% increase in average client AUC, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 22% due to higher average market levels and the increased investment of client assets into advisory programs. Net new assets decreased 16% from higher asset outflows with ongoing macroeconomic conditions, including inflation and the higher costs of lending.

The Partnership ended the third quarter of 2024 with 19,885 financial advisors, representing a 5% increase compared to the end of the same period in 2023. Financial advisor attrition was 4.7%. The Partnership is continuing to invest in new tools and technology; an expanded set of products and solutions; and new practice models that give our financial advisors greater autonomy, flexibility and choice in how they serve clients. The Partnership remains focused on developing and rewarding branch teams and building new practice management capabilities to help them grow their practices.

Net revenue increased 18% to $4,123, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to higher overall margins earned.

Operating expenses increased 15% to $3,564, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch and overall Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 42% to $559. Income before allocations to partners margin increased to 13.3%, reflecting strong current financial results while continuing to invest in the future.

Nine Months Ended September 27, 2024 versus Nine Months Ended September 29, 2023 Overview

Average client AUC increased 16% during the first nine months of 2024 compared to the same period in 2023, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 20% due to higher average market levels and the increased investment of client assets into advisory programs. Net new assets decreased 30% from higher asset outflows with ongoing macroeconomic conditions, including inflation and the higher costs of lending.

Net revenue increased 16% to $11,820, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to higher overall margins earned.

Operating expenses increased 15% to $10,324, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch and overall Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations to partners increasing 24% to $1,496. Income before allocations to partners margin was 12.4%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 16% to $3,369 and 15% to $9,667 in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept. 27, 2024	Sept 29, 2023	% Change	Sept. 27, 2024	Sept 29, 2023	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,445	$2,015	21%	$6,920	$5,789	20%
Service fees	411	378	9%	1,203	1,107	9%
Cash solutions fees	141	150	-6%	435	428	2%
Other asset-based fees	187	165	13%	545	485	12%
Total asset-based fee revenue	3,184	2,708	18%	9,103	7,809	17%
Account and activity fee revenue:
Shareholder accounting services fees	116	116	—	349	346	1%
Other account and activity fee revenue	69	70	-1%	215	216	—
Total account and activity fee revenue	185	186	-1%	564	562	—
Total fee revenue	$3,369	$2,894	16%	$9,667	$8,371	15%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$820	$674	22%	$783	$652	20%
Mutual fund assets held outside of advisory programs	$643	$550	17%	$620	$536	16%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 18% to $3,184 and 17% to $9,103 in the third quarter and first nine months of 2024, respectively, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels, as well as the continued increase in investment of client assets in advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 23% to $442 and 24% to $1,299 in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. A discussion of trade revenue components follows.

	Three Months Ended					Nine Months Ended
	Sept. 27, 2024		Sept. 29, 2023		% Change	Sept. 27, 2024		Sept. 29, 2023		% Change
Trade revenue:
Commissions revenue:
Equities	$145		$126		15%	$448		$366		22%
Mutual funds	118		96		23%	348		296		18%
Insurance products and other	120		82		46%	333		224		49%
Total commissions revenue	$383		$304		26%	$1,129		$886		27%
Principal transactions	59		55		7%	170		158		8%
Total trade revenue	$442		$359		23%	$1,299		$1,044		24%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$10.4	19%	$8.5	16%	22%	$31.7	18%	$24.7	15%	28%
Mutual funds	7.9	14%	5.7	10%	39%	22.4	13%	17.4	10%	29%
Insurance products and other	4.3	8%	2.8	5%	54%	12.4	7%	7.1	4%	75%
Principal transactions	32.0	59%	38.0	69%	-16%	106.3	62%	122.5	71%	-13%
Total client dollars invested	$54.6		$55.0		-1%	$172.8		$171.7		1%

Margin per $1,000 invested	$8.1		$6.6		23%	$7.5		$6.1		23%
U.S. business days	63		63		0%	187		187		—

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the third quarter and first nine months of 2024 primarily due to an increase in commissions revenue and higher overall margin earned. Commissions revenue increased due to increases in insurance products and other, equities and mutual funds commissions revenue as a result of higher client dollars invested in each respective product. Overall margin increased with a larger portion of client dollars invested in equities, insurance products and mutual funds which earn higher margins than principal transaction products.

Net Interest and Dividends

Net interest and dividends revenue increased 2% to $229 and 11% to $705 in the third quarter and first nine months of 2024, respectively. The increase in the third quarter was primarily due to a decrease in customer credit interest expense from lower client cash balances. The increase in the first nine months was primarily due to an increase in interest income earned on short-term investments, reflecting higher interest rates, as well as a decrease in customer credit interest expense from lower cash balances. The year-to-date increase was partially offset by a decrease in interest income earned on client margin loans due to lower average loan balances.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 15% in both the third quarter and first nine months of 2024 to $3,564 and $10,324, respectively, compared to the same periods in 2023. A discussion of operating expense components follows.

	Three Months Ended			Nine Months Ended
	Sept. 27, 2024	Sept. 29, 2023	% Change	Sept. 27, 2024	Sept. 29, 2023	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,576	$1,298	21%	$4,567	$3,839	19%
Home office and branch	608	593	3%	1,814	1,731	5%
Variable compensation	638	467	37%	1,779	1,353	31%
Total compensation and benefits	2,822	2,358	20%	8,160	6,923	18%

Communications and data processing	243	239	2%	739	668	11%
Occupancy and equipment	159	155	3%	475	461	3%
Fund sub-adviser fees	81	70	16%	233	201	16%
Professional and consulting fees	47	47	—	137	130	5%
Advertising	38	40	-5%	118	107	10%
Other operating expenses	174	190	-8%	462	457	1%
Total operating expenses	$3,564	$3,099	15%	$10,324	$8,947	15%

Related metrics (actual):
Number of physical branches(1):
At period end	15,262	15,445	-1%	15,262	15,445	-1%
Average	15,284	15,469	-1%	15,317	15,479	-1%
Financial advisors:
At period end	19,885	19,009	5%	19,885	19,009	5%
Average	19,749	18,949	4%	19,534	18,887	3%
Client support team professionals(2):
At period end	20,080	18,319	10%	20,080	18,319	10%
Average	20,064	18,277	10%	19,921	18,143	10%
Home office associates(2):
At period end	9,406	9,374	—	9,406	9,374	—
Average	9,417	9,340	1%	9,446	9,181	3%

(1)
Prior period balances have been adjusted to align to current year presentation.
(2)
Counted on a full-time equivalent basis.

The increases in operating expenses in the third quarter and first nine months of 2024 compared to the same periods in 2023 were primarily due to increases in financial advisor compensation and benefits expense and variable compensation, which are described below.

Financial advisor compensation and benefits expense increased 21% to $1,576 and 19% to $4,567 in the third quarter and first nine months of 2024, respectively. The increases in both periods were primarily due to increases in revenues on which commissions are earned and increased retirement transition plan ("RTP") costs from higher payouts and increased participation in the RTP program.

Home office and branch compensation and benefits expense increased 3% to $608 and 5% to $1,814 in the third quarter and first nine months of 2024, respectively. The increases in both periods were primarily due to increases in the number of client support team professionals and higher average wages.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The increases in variable compensation of 37% to $638 and 31% to $1,779 in the third quarter and first nine months of 2024, respectively, were due to increases in branch and overall Partnership profitability.

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

The following table shows financial and other information for the Partnership’s reportable segments.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Three Months Ended			Nine Months Ended
	Sept. 27, 2024	Sept. 29, 2023	% Change	Sept. 27, 2024	Sept. 29, 2023	% Change
Net revenue:
U.S.	$4,014	$3,394	18%	$11,495	$9,863	17%
Canada	109	99	10%	325	289	12%
Total net revenue	4,123	3,493	18%	11,820	10,152	16%

Operating expenses (excluding variable compensation):
U.S.	2,841	2,554	11%	8,291	7,367	13%
Canada	85	78	9%	254	227	12%
Total operating expenses	2,926	2,632	11%	8,545	7,594	13%

Pre-variable income:
U.S.	1,173	840	40%	3,204	2,496	28%
Canada	24	21	14%	71	62	15%
Total pre-variable income	1,197	861	39%	3,275	2,558	28%

Variable compensation:
U.S.	625	457	37%	1,742	1,322	32%
Canada	13	10	30%	37	31	19%
Total variable compensation	638	467	37%	1,779	1,353	31%

Income before allocations to partners:
U.S.	548	383	43%	1,462	1,174	25%
Canada	11	11	—	34	31	10%
Total income before allocations to partners	$559	$394	42%	$1,496	$1,205	24%

Income before allocations to partners margin:
U.S.	13.4%	11.1%	21%	12.5%	11.7%	7%

Pre-variable income margin(1):
Canada	21.8%	21.2%	3%	21.6%	21.3%	1%

Client assets under care ($ billions):
U.S.
At period end	$2,130.9	$1,724.5	24%	$2,130.9	$1,724.5	24%
Average	$2,073.4	$1,762.1	18%	$1,992.3	$1,709.0	17%
Canada
At period end	$45.5	$37.4	22%	$45.5	$37.4	22%
Average	$44.3	$38.6	15%	$42.8	$37.6	14%

Net new households for the period:
U.S. (rounded in thousands)	53,000	37,000	43%	176,000	151,000	17%
Canada (rounded in hundreds)	400	800	-50%	1,000	2,400	-58%

Net new assets for the period ($ billions):
U.S.	$15.1	$18.7	-19%	$51.7	$74.5	-31%
Canada	$0.4	$0.6	-33%	$1.3	$1.6	-19%

Financial advisors (actual):
U.S.
At period end	19,013	18,162	5%	19,013	18,162	5%
Average	18,879	18,104	4%	18,671	18,045	3%
Canada
At period end	872	847	3%	872	847	3%
Average	870	845	3%	863	842	2%
(1)
Pre-variable income margin is pre-variable income expressed as a percentage of total revenue.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 18% to $4,014 and 17% to $11,495 in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023, primarily due to increases in fee revenue and trade revenue. The increase in fee revenue was primarily due to an increase in advisory programs fees revenue with higher average market levels and the increase in investment of client assets in advisory programs. Trade revenue increased primarily due to higher overall margins earned.

Operating expenses (excluding variable compensation) increased 11% to $2,841 and 13% to $8,291 in the third quarter and first nine months of 2024, respectively, primarily due to increases in financial advisor compensation and benefits expense. Financial advisor compensation and benefits increased primarily due to increases in revenues on which commissions are earned in both periods.

Income before allocations to partners increased 43% to $548 and 25% to $1,462 in the third quarter and first nine months of 2024, respectively. Income before allocations to partners margin was 13.4% and 12.5% in the third quarter and first nine months of 2024, respectively, reflecting a strategic balance in the U.S. between investing in the future and current financial results.

Canada

Net revenue increased 10% to $109 and 12% to $325 in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023, primarily due to increases in fee revenue and trade revenue. Fee revenue increased primarily due to an increase in advisory program fees with higher average market levels and the increase in investment of client assets in advisory programs in the third quarter of 2024.

Operating expenses (excluding variable compensation) increased 9% to $85 and 12% to $254 in the third quarter and first nine months of 2024, respectively, primarily due to increases in financial advisor compensation and benefits expense. Financial advisor compensation and benefits increased primarily due to increases in revenues on which commissions are earned in both periods.

Income before allocations to partners remained constant at $11 in the third quarter and increased 10% to $34 in the first nine months of 2024. Pre-variable income margin was 21.8% and 21.6%, respectively, reflecting a strategic balance in Canada between investing in the future and current financial results.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 21% for both the three- and nine-month periods ended September 27, 2024 and 22% for the three- and nine-month periods ended September 29, 2023 of its total revenue was derived from sales and services related to mutual fund and insurance products.

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

The Partnership’s capital and profits interests subject to mandatory redemption as of September 27, 2024, net of reserve for anticipated withdrawals and Partnership loans, was $4,341, an increase of $292 from December 31, 2023. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($7, $65 and $271, respectively) and the retention of a portion of general partner earnings ($147), partially offset by the net increase in Partnership loans outstanding ($75) and the redemption of limited partner, subordinated limited partner and general partner interests ($20, $13 and $90, respectively). During each of the three- and nine-month periods ended September 27, 2024 and September 29, 2023, the Partnership retained 13.8% of income allocated to general partners.

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

	As of September 27, 2024
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,737	$718	$2,400	$4,855
Partnership capital owned by partners with individual loans	$451	$—	$1,190	$1,641
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	26%	—	50%	34%

Individual loans:
Individual bank loans	$123	$—	$—	$123
Individual Partnership loans	—	—	514	514
Total individual loans	$123	$—	$514	$637
Individual loans as a percent of total Partnership capital	7%	—	21%	13%
Individual loans as a percent of respective Partnership capital owned by partners with loans	27%	—	43%	39%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 27, 2024	December 31, 2023
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of September 27, 2024, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of September 27, 2024 or December 31, 2023. In addition, the Partnership did not have any draws against these lines of credit during the nine-month period ended September 27, 2024, except for periodically testing draw procedures.

Cash Activity

As of September 27, 2024, the Partnership had $1,944 in cash and cash equivalents and $736 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $2,680 of Partnership liquidity as of September 27, 2024, a 4% decrease from $2,784 as of December 31, 2023. The Partnership also held $895 and $600 in government and agency obligations as of September 27, 2024 and December 31, 2023, respectively, to help facilitate cash management and maintain firm liquidity. The Partnership had $13,246 and $15,565 in cash and investments segregated under federal regulations as of September 27, 2024 and December 31, 2023, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

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

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	September 27, 2024	December 31, 2023	% Change
U.S.:
Net capital	$1,383	$981	41%
Net capital in excess of the minimum required	$1,320	$919	44%
Net capital as a percentage of aggregate debit items	43.6%	31.7%	38%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	12.9%	13.0%	-1%

Canada:
Regulatory risk-adjusted capital	$101	$136	-26%
Regulatory risk-adjusted capital in excess of the minimum required	$94	$134	-30%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.1 billion and $17.3 billion, respectively, for the nine-month period ended September 27, 2024 and earned interest at an average annual rate of approximately 827 and 493 basis points (8.27% and 4.93%), respectively, during the first nine months of 2024. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $75. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $122. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Money Market Fund and at third-party banks participating in the Partnership's Insured Bank Deposit program.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 27, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $0.3 million of subordinated limited partnership interests (“SLP Interests”), which are described in the Partnership Agreement, to retiring general partners during the third quarter of 2024. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

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

Twenty-Fifth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 16, 2024, incorporated by reference from Exhibit 3.27 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 28, 2024.

3.28	*

Twenty-Sixth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 25, 2024, incorporated by reference from Exhibit 3.28 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 28, 2024.

3.29	*

Twenty-Seventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 18, 2024, incorporated by reference from Exhibit 3.29 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 28, 2024.

3.30	**	Twenty-Eighth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 20, 2024.
3.31	**	Twenty-Ninth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 17, 2024.
3.32	**	Thirtieth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 22, 2024.
31.1	**

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
November 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 8, 2024
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2024
Andrew T. Miedler