Form 10-K
period 2024-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2025-03-14
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(Title of Class)

Limited Partnership Interests

Limited Partnership Profits Interests

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

As of February 28, 2025 (most recent month end), 1,736,694 units of limited partnership interest were outstanding, each representing $1,000 of limited partner capital and $440,465,500 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the limited partnership interests or the limited partnership Profits Interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1. BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a registered limited liability limited partnership organized under the Missouri Revised Uniform Limited Partnership Act. Unless expressly stated, or the context otherwise requires, the terms “Registrant”, “Partnership” and "Firm" refer to JFC and all of its consolidated subsidiaries. The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), was organized in February 1941 and reorganized as a limited partnership in May 1969. JFC was organized in June 1987 and, along with Edward Jones, was reorganized in August 1987. As of December 31, 2024, JFC was composed of 33,060 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of December 31, 2024, 553 were general partners, 32,941 were limited partners, 720 were subordinated limited partners and 2,239 were Profits Interests holders.

Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore certain governance requirements that generally apply to many companies that file periodic reports with the Securities and Exchange Commission (“SEC”) do not apply to it. Under the terms of the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business. See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a detailed description of the governance structure of the Partnership.

The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues and together, better its communities and society. The Partnership's strategic ambition is to improve the financial wellness for tens of millions of long-term investors across North America by providing comprehensive, personalized planning and professional advice. To do this, the Partnership aspires to:

•
Continue investing in technology to launch financial planning
•
Deliver access to comprehensive planning and advice, products and services at scale to serve different types of clients
•
Attract and serve new client segments
•
Be the premier firm to start, grow, optimize and pass on a practice
•
Become a knowledge-powered advice firm by delivering leading data-powered insights to better serve clients.

PART I

Item 1. Business, continued

Organizational Structure.

As of December 31, 2024, the Partnership was organized as follows:

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

For financial information related to segments for the years ended December 31, 2024, 2023 and 2022, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

PART I

Item 1. Business, continued

Business Operations

The Partnership serves clients through its extensive network of branch teams across the U.S. and Canada. The Partnership's branch office model is designed to serve clients through deep, personal relationships and comprehensive advice and planning with financial advisors and client support team professionals ("CSTPs") located in the communities where clients live and work. Financial advisors and CSTPs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office. The Partnership offers a variety of different solutions to clients, including investment advisory programs, brokerage and retirement accounts, cash and lending solutions and financial planning offerings.

The Partnership operated 15,198 branch offices as of December 31, 2024: 14,612 branch offices in the U.S. and 586 branch offices in Canada. Branch offices are primarily staffed by a single financial advisor and a CSTP. The Partnership offers additional practice models, including multi-financial advisor offices and financial advisor teaming, and roles such as Associate Financial Advisor and Registered Branch Associate that provide additional options for how clients work with their financial advisor and how branch teams work together. These models and roles allow branch teams to build additional capacity to focus on delivering value to clients and provide more flexibility, autonomy and choice in how the branches serve clients.

Branch teams utilize an electronic branch office communication system for entry of security orders, quotations, communication between offices, research of various client account information, and cash and security receipts functions. Home office personnel, including those in the Operations and Compliance divisions, monitor day-to-day operations to assess compliance with applicable laws, rules and regulations. Supporting services related to client onboarding, asset movement, trading, custody and client reporting are provided by the Partnership's Operations division. The Operations division also facilitates activities related to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. Operations is also responsible for receipt, identification and delivery of funds and securities, internal financial controls and client accounting functions.

The Partnership clears and settles virtually all of its equity, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through National Securities Clearing Corporation (“NSCC”), Fixed Income Clearing Corporation (“FICC”) and The Depository Trust Company (“DTC”), which are all subsidiaries of the Depository Trust and Clearing Corporation. In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates. The Partnership uses a major bank for custody and settlement of U.S. treasury securities and the issuance of certain investments associated with the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The Partnership also uses a major bank for custody and settlement of foreign securities transactions.

EJ Canada is a member of the Canadian Depository of Securities (“CDS”) and Fundserv for clearing and settlement of transactions. CDS manages the clearing and settlement of trades in both domestic and cross-border depository-eligible securities through the automated CDSX clearing and settlement system. Client securities on deposit are also held with CDS and National Bank Financial Inc., through its National Bank Independent Network division. EJ Canada has an agreement with Computershare Trust Company of Canada to act as trustee for clients' registered retirement accounts, including holding cash balances within retirement accounts. EJ Canada is the custodian for client securities and is responsible for all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting for certain holdings and statements.

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

PART I

Item 1. Business, continued

The Partnership's Digital, Data and Operations division supports the significant investment in technology infrastructure and digital initiatives to provide new tools for branch teams to better serve clients, enhance the operational support the home office provides to the branch teams and create operational efficiencies that reduce manual processes. U.S. branch teams leverage new tools for deeper discovery conversations with clients and more comprehensive advice and planning.

The Partnership's Human Capital division supports home office and branch teams by attracting, hiring and onboarding high-quality talent and developing organizational effectiveness and leadership capabilities. This includes supporting the associate experience by offering competitive pay and benefits, providing targeted training for associate development, creating policies that support the Partnership's culture and acumen building of financial advisors by empowering them to achieve additional professional designations. As of the end of 2024, the Partnership had more colleagues with the Certified Financial Planner (CFP®) designation and the Financial Paraplanner Qualified Professionals (FPQP®) designation than any other firm in the industry. The Branch Development division further aids in the development of field leadership and supports branch team performance and optimization by providing insights, tools, guidance, structure and accountability through a practice management and market management structure.

The Partnership's Wealth Management Advice and Solutions division supports branch teams by focusing on helping clients achieve their financial goals through planning, advice, products and services. The purpose is to understand the needs of clients and investors, provide perspective and recommendations that align with the Firm's investment philosophy and offer a broad range of quality products, solutions and tools that enable branch teams to successfully deliver tailored advice to meet client needs.

Revenues by Source

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

($ millions)	2024		2023		2022
Fee revenue
Asset-based fees	$12,408	76%	$10,518	75%	$9,808	79%
Account and activity fees	755	5%	746	5%	692	6%
Total fee revenue	13,163	81%	11,264	80%	10,500	85%
Trade revenue	1,760	11%	1,482	11%	1,484	12%
Interest and dividends	1,204	7%	1,167	8%	514	4%
Other revenue (loss), net	130	1%	167	1%	(87)	-1%
Total revenue	$16,257	100%	$14,080	100%	$12,411	100%

Asset-based Fees

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs fees, service fees, and other asset-based fees.

Advisory Programs Fees. The Partnership earns advisory programs fees from investment advisory services offered in the U.S. primarily through the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and in Canada through the Edward Jones Portfolio Program® (“Portfolio Program”) and the Edward Jones Guided Portfolios® program (“Guided Portfolios”). Advisory Solutions and Guided Solutions are both investment advisory programs created under the Investment Advisers Act of 1940, as amended ( "Advisers Act"). Portfolio Program and Guided Portfolios are not subject to the Advisers Act as services from these programs are only offered in Canada.

PART I

Item 1. Business, continued

Through Advisory Solutions, clients can choose to invest in Advisory Solutions Fund Models, which invest in affiliated mutual funds, unaffiliated mutual funds, and exchange-traded funds ("ETFs") or Advisory Solutions Unified Managed Account Models, which also include proprietary and other professionally separate managed accounts that invest in individual stocks and bonds. When investing in Advisory Solutions, the client may elect either a research or custom model. If the client elects a research model, the Partnership assumes full investment discretion on the account and the client assets will be invested in one of numerous different research models developed and managed by Edward Jones. If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account, and the investments are selected by the client and their financial advisor. The Partnership also offers the Edward Jones Financial Advisor Managed Solutions ® program (“FA Managed Solutions”) where clients may delegate investment discretion to eligible financial advisors to invest in mutual funds, ETFs, stocks, bonds and CDs. The vast majority of client assets within Advisory Solutions are invested in research models.

The Partnership offers investment options through the Bridge Builder® Trust ("BB Trust") to lower client investment management expenses and reduce the concentration of client investments in third-party funds. The BB Trust has twelve active sub-advised mutual funds in its series currently available for Advisory Solutions clients, and may add additional funds in the future, at its discretion. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC, is the investment adviser to these sub-advised mutual funds and has primary responsibility for setting the overall investment strategies and for selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income.

Guided Solutions is a client-directed advisory program where financial advisors work with clients to build a portfolio that is aligned with the Partnership's investment philosophy and guidance. Clients retain control over investment decisions and financial advisors help guide clients through a required process of identifying their financial goals and selecting an appropriate portfolio objective. Guided Solutions offers two options, a Fund account or Flex account, which provide different investment options depending on a client's account size. Both types of Guided Solutions accounts may invest in mutual funds and ETFs. However, Guided Solutions Flex accounts may also invest in stocks, bonds and CDs. Nine of the twelve sub-advised mutual funds of the BB Trust are fully eligible investments in Guided Solutions accounts, while the remaining three are available on a limited basis.

Through the Portfolio Program, Canadian financial advisors provide discretionary investment advisory services to clients by using independent investment managers and proprietary asset allocation models. Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines available to Canadian investors.

Service Fees and Other Asset-Based Fees. The Partnership earns revenue on clients’ assets through service fees and revenue sharing received under agreements with certain mutual fund and insurance companies. Cash solutions revenue is earned from the Edward Jones Insured Bank Deposit Program ("IBD Program"), which is an interest-bearing cash management solution for clients that offers Federal Deposit Insurance Corporation (“FDIC”) insurance coverage1. Edward Jones has agreements with FDIC-insured third-party banks to transfer available cash balances in participating clients' accounts to interest-bearing deposit accounts at those banks.

The Edward Jones Money Market Fund ("Money Market Fund") is available to clients with Advisory Solutions, Guided Solutions, FA Managed Solutions and certain Select accounts. Olive Street is the investment adviser of the Money Market Fund and earns investment management fees as the investment adviser to the Money Market Fund. Edward Jones also earns certain asset-based fees and per-account fees from the Money Market Fund, some or all of which may be voluntarily waived.

1 FDIC insurance coverage for deposits held in the IBD Program is provided by FDIC-insured third-party banks on a "pass-through" basis, subject to certain conditions, pursuant to agreements with Edward Jones. FDIC insurance provides coverage for the failure of an FDIC-insured bank. Edward Jones is neither FDIC-insured nor a bank. For a current list of the network of FDIC-insured third party banks participating in the IBD Program, see www.edwardjones.com/bankdeposit.

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

Competition

The Partnership is subject to intense competition in all phases of its business from broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms, some of which are larger than the Partnership in terms of capital, resources, assets under care, transaction volume, range of financial services and broader product offerings. The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing enhanced digital experiences for clients, including the utilization of artificial intelligence technologies and lower cost, computer-based "robo-advice". The Partnership also competes with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. Clients can transfer their business to competing organizations at any time. The Partnership also faces competition from "fintech" companies with internet- and mobile-based platforms. There is also intense competition among firms to attract and retain qualified professionals, including financial advisors, CSTPs, and home office associates. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

Human Capital

The Partnership supports associates by striving to deliver an unparalleled associate experience that enables associates to build a meaningful career and positively impact clients, communities and each other. The Partnership is committed to providing comprehensive benefits to meet the needs of its associates and their families.

PART I

Item 1. Business, continued

The Partnership continues to invest in associates' training, learning and growth through programs that contribute to career development. In addition, the care and support the Partnership provides through well-being resources is intended to enable associates to address their own physical, mental, emotional, financial and social health. This well-being strategy is intended to build a more resilient workforce, which is crucial to the Partnership's ability to navigate uncertainty and change. In addition, the Partnership continues to grow and promote branch team success by providing more flexibility, autonomy and choice in how the branches serve clients and continues to invest in tools, resources and capabilities that enable making a greater impact for clients and communities.

Development

Delivering on the client-first business model goes hand-in-hand with investing in learning and development. The Partnership is committed to helping financial advisors, CSTPs and home office associates on their career path, providing opportunities from formal training and coaching to mentoring programs, leadership opportunities and tuition reimbursement. The Partnership's expanded professional development platform helps associates set their personalized learning goals, separate from required training, and enhance their knowledge on a range of topics. Engagement and branch experience surveys are regularly conducted to listen to associates to allow the Partnership to take timely actions to optimize their engagement, which helps the Partnership better serve its clients and associates.

The Partnership maintains a comprehensive training program for financial advisors which includes preparation for regulatory exams, online modules, concentrated instruction in a face-to-face or virtual classroom and on-the-job training in a branch office. During the first phase, trainees study for and take the requisite examinations. After passing the requisite examinations, trainees complete online modules and a comprehensive training program either virtually or in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations. Branch training includes understanding client needs, reviewing investments, compliance requirements and office procedures, establishing a base of potential clients and serving clients. Multiple field-based leaders and other financial advisors provide in-region mentorship, training and coaching to financial advisor trainees to assist their assimilation into the Firm and the industry. The Partnership also focuses on building the acumen of its branch teams by empowering them to achieve additional professional designations.

Compensation, Benefits and Opportunities

The Partnership values and respects the contributions of financial advisors, CSTPs and home office associates and recognizes individual efforts through a compensation program that promotes a long-term career, financial security and well-being. Employee compensation consists of base pay with a bonus program and retirement plan for eligible employees. Financial advisors are generally compensated on a commission basis, subject to a minimum guaranteed salary, and financial advisors who meet performance, tenure and other criteria may be entitled to additional compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. The retirement plan consists of a profit-sharing contribution tied to the Partnership's profitability and a 401(k) contribution. The Partnership also makes a significant investment in subsidizing health and wellness benefits to offer eligible associates access to a benefit plan with the opportunity to earn medical plan premium discounts.

The Partnership considers itself to have good employee relations and believes that its compensation and employee benefits, which include medical, dental, vision, life and disability insurance plans, other benefit plans, and flexible work arrangements, are competitive. As part of its efforts to promote pay equity, the Partnership has implemented measures in its U.S. home offices such as routinely benchmarking roles against market comparables, increasing pay transparency for applicants and associates, setting pay ranges based on role and experience, applying consistent processes for annual merit increases and bonuses and driving additional ongoing and future improvements.

In addition to compensation and benefits, the Partnership from time to time has offered eligible associates the opportunity to purchase limited partnership interests ("Interests"). Additionally, Profits Interests, described more fully in the Partnership Agreement ("Profits Interests"), are issued to eligible associates who meet performance, tenure or other eligibility criteria as part of an associate recognition and retention program. Profits Interests do not require a capital investment but, like Interests, give the holder the right to allocations and distributions of the Partnership's income before allocations to subordinated limited partners and general partners.

PART I

Item 1. Business, continued

Colleague Engagement

Respecting and valuing the contributions of individuals is one of the Partnership's core values. Leaders are responsible for hiring and developing their teams, with the Partnership providing information about area-specific hiring and retention opportunities. Certain financial advisors also take on leadership roles in their geographic areas and develop a tailored plan which supports the growth, performance, engagement and leadership development to create a place of belonging and capture opportunities within their specific markets. The Partnership also has advisory groups of financial advisors, CSTPs and home office associates with a diverse range of experiences, skills, backgrounds and demographics who offer perspective and input to help advance colleague inclusion and engagement. In addition, the Partnership has Business Resource Groups ("BRGs") available for enterprise-wide membership. BRG members and other colleagues come together to discuss their unique experiences, help attract and retain talent and discover ways to serve clients and future clients more deeply, especially as demographics and needs change. The Partnership's goal is to be a place of belonging for all where every colleague feels valued, respected, seen and heard.

Additionally, the Partnership is continuously working to improve options to support associates with disabilities. The Partnership has a dedicated team to design accessible digital experiences for clients and colleagues.

As of December 31, 2024, 2023 and 2022, 12%, 12% and 11%, respectively, of the Partnership's total employees, composed of financial advisors, home office general partners and home office leaders, were self-identified people of color, and as of all periods, 62% of employees were women.

The following table summarizes the Partnership's composition of financial advisors, home office general partners and home office leaders who were self-identified people of color and self-identified women as of December 31, 2024, 2023 and 2022:

	Actuals as of December 31, 2024	Actuals as of December 31, 2023	Actuals as of December 31, 2022
Financial Advisors:
People of Color	10%	10%	9%
Women	24%	23%	23%
Home Office General Partners:
People of Color	17%	16%	14%
Women	37%	35%	32%
Leaders Across Home Office:
People of Color	19%	19%	19%
Women	49%	49%	49%

Employees

The Partnership ended the year with 20,125 financial advisors with branches in over two-thirds of U.S. counties and most Canadian provinces and territories and 20,222 client support team professionals, representing a 5% and 2% increase compared to the end of the prior year, respectively. Financial advisor attrition was 5.0% for 2024.

As of December 31, 2024, the Partnership had approximately 55,000 full-time and part-time employees and partners, including its financial advisors. The Partnership’s financial advisors are employees or partners of the Partnership.

Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about key metrics and historical growth and attrition rates for financial advisors.

Regulation

Broker-Dealer Regulation

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

Customer Protection Rule. As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Customer Protection Rule which is designed to ensure that customer securities and funds in a broker-dealer's custody are adequately safeguarded. The Customer Protection Rule requires broker-dealers to promptly obtain and maintain physical possession or control of all fully paid and excess margin securities and to segregate all customer cash or money obtained from the use of customer property that has not been used to finance transactions of other customers. Combined, these requirements substantially limit a broker-dealer's ability to use customer securities and restrict a broker-dealer to only use customer cash or margin securities for activities directly related to financing customer securities purchases. Edward Jones has, at all times, been in compliance with the Customer Protection Rule. Effective December 31, 2025, Edward Jones will be required to perform the reserve computation and make any required deposits into reserve bank accounts daily, rather than weekly.

PART I

Item 1. Business, continued

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

Investment Adviser Regulation

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

ERISA Regulation

The Partnership maintains certain employee benefit plans for eligible associates. Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Department of Labor ("DOL") has rulemaking authority over retirement savings, which includes retirement accounts and retirement plans, and regulatory authority over retirement plans. The Partnership is subject to ERISA, insofar as it provides services with respect to retirement plan clients, or otherwise deal with retirement plan clients, retirement plan participants and retirement, health and educational accounts that are subject to ERISA. ERISA imposes certain duties on persons who are “fiduciaries” (within the meaning of Sections 3(21) and 3(38) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan.

Anti-Money Laundering and Sanctions Regulation

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

Privacy & Data Protection Regulation

Regulations in the areas of privacy and data protection continue to grow and are primarily driven by concerns about the use and security of information. To the extent they are applicable, the Partnership must comply with federal and state information-related laws and regulations in the United States. The Partnership has implemented policies and procedures in response to these requirements and will continue to monitor and update the policies and procedures as appropriate.

PART I

Item 1. Business, continued

Trust Services Regulation

Trust Co. is a federally chartered savings and loan association that operates under a limited purpose “trust-only” charter, which generally restricts Trust Co. to acting solely in a custodial or fiduciary capacity, including as a trustee. Trust Co. is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”).

Insurance Coverage

Pursuant to U.S. federal law, Edward Jones as a broker-dealer belongs to the Securities Investors Protection Corporation (“SIPC”). For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities in a client's account, with a maximum of $250,000 for cash claims. Pursuant to CIRO requirements, EJ Canada belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For clients in Canada, CIPF generally limits coverage to C$1,000,000 in total, which can be any combination of securities and cash.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, tariffs, the U.S. federal debt ceiling, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation, including changes in tax laws; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors. These forward-looking statements were based on information, plans, and estimates at the date of this report,

PART I

Item 1. Business, continued

and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

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

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, governmental shutdown, trade tensions and disputes, including tariffs, global economic slowdown, the U.S. federal debt ceiling, widespread health epidemics or pandemics, extreme weather and natural disasters, terrorist attacks, war or other geopolitical conflict, changes in local and national economic, social and political conditions, regulatory changes or changes in the law, including in tax laws, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, institutional failures and emergence of geopolitical conflicts could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue, and a decrease in the market value of assets could have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on net new assets and the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade and asset-based fee revenue, decreased margins and losses in Firm inventory and investment accounts. In the event of a significant reduction in revenues, the Partnership could experience a material adverse impact on the profitability of the Partnership.

High inflation rates and market expectations of rising or prolonged inflation in the future can negatively influence net new assets, securities prices and activity levels in the securities markets. The Partnership has and may continue to see increased asset outflows with ongoing macroeconomic conditions, including inflation, higher costs of lending and other factors. As a result, the Partnership’s profitability has and may continue to be adversely affected by inflation and inflationary expectations. Additionally, the impact of inflation on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recovered through attracting new clients, gathering new assets or raising prices of services offered by the Partnership to increase revenue.

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

All aspects of the Partnership’s business are highly competitive. The financial services industry continues to innovate and evolve technologically, with an increasing number of firms of all sizes providing personalized services and enhanced digital experiences for clients, including the utilization of artificial intelligence technologies and lower cost, computer-based "robo-advice". The Partnership is subject to risk from the accelerated changes and increasingly competitive forces in the industry, which have resulted and are expected to continue to result in, significant investments in financial advisors and other human capital, technology infrastructure, digital initiatives, knowledge- and data-powered tools, and strategic relationships to support long-term growth objectives and deliver enhanced value and impact for millions of current and potential clients, as well as the Partnership's colleagues and communities. Clients can transfer their business to competing organizations at any time. The Partnership's continued ability to compete and adapt its business model may be adversely impacted by the evolving financial services industry, including changing client expectations for expanded product offerings and technology needs, and changing client demographics, preferences and values. The Partnership is also subject to competition in the industry from robo-advisors and other lower cost options and from "fintech" companies with internet- and mobile-based platforms. The Partnership may be subject to operational, financial and other impacts if the Partnership is unable to keep pace with this rapidly changing environment, which includes client, industry, technology and regulatory changes. If the Partnership does not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability. Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

Competition among financial services firms also exists for new and experienced financial advisors, CSTPs and home office associates. The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain, develop and engage an evolving workforce. Additionally, the Partnership's net new households and net new assets goals are dependent on retaining and growing the number of financial advisors and on financial advisors' ability to compete for clients in order to attract and retain clients and clients' assets. Financial advisor attrition could increase if the Partnership's product offerings are insufficient to meet the needs of clients or financial advisors or if the Partnership's employment model does not meet financial advisors' expectations. If the Partnership’s profitability decreases, then bonuses paid to financial advisors, CSTPs and home office associates, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. Furthermore, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.

The Partnership competes for clients and personnel directly with other broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms. Some of these firms are larger than the Partnership in terms of capital, resources, assets under care ("AUC"), transaction volume and range of product offerings. The Partnership continues to compete with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. The Partnership currently charges clients a commission for the purchase and sale of similar products. Existing and future clients may seek lower cost options, which may significantly reduce the Partnership's trade revenue for the purchase and sale of brokerage products in the future.

The current U.S. federal tax laws generally create favorable tax treatment for owners of pass-through entities with taxable income. However, many of the Partnership's financial advisors are employees and do not qualify for the favorable tax treatment. Further, the tax laws limit the deductibility of certain business expenses for employees. Current, new or revised tax laws may negatively impact the Partnership's ability to recruit and retain financial advisors against certain competitor models.

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

Increases in interest rates would subject the U.S. Treasury market to decreasing prices, directly impacting the Partnership's valuation of its portfolio of government and agency obligations, which may result in realized and unrealized losses on its investments. The respective interest rates earned and paid on the Partnership’s financial assets and liabilities may not change at the same pace, which also may reduce the Partnership's profitability. Additionally, clients may choose to make large purchases with cash rather than high-interest debt, negatively impacting net new assets.

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

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs and other regulators. The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. Further, as the Partnership continues to engage in strategic initiatives to evolve its business and grow its positive impact on clients and communities, the Partnership may become subject to additional regulation. The Partnership may be adversely affected as a result of new or revised legislation or regulations, by changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations. Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients, third party service providers and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. Regulatory changes or changes in the law could increase compliance costs to adequately monitor, interpret and address the changes which would adversely impact profitability.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

Standard of Care Initiatives. In addition to the SEC's Rules and Guidance (see Part 1, Item 1 – Business – Regulation), state and other regulators are proposing, or have adopted, rules to articulate their required standard of care, which may diverge from the SEC's Rules and Guidance. The Partnership is dedicating significant resources to interpret and address these rules. The Partnership cannot reliably predict the ultimate form or impact of such rules, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

PART I

Item 1A. Risk Factors, continued

Rules on Environmental, Social or Governance ("ESG") and Non-Financial Investment Considerations. On March 6, 2024, the SEC adopted rules to enhance and standardize climate-related disclosures for investors, although this rule is currently stayed. A number of federal and state legislators and regulators have adopted or are considering, proposing or adopting other rules, regulations or laws requiring ESG-related disclosures or conduct, including disclosing emissions metrics and placing conditions on or limiting the ability of financial advisors to utilize ESG or non-financial criteria in providing financial advice to clients. Canada has also proposed rules to enhance climate-related disclosures. The enactment, implementation or enforcement of such rules or regulations may have an adverse effect on the Partnership's financial condition or results of operations. The Partnership continues to monitor potential additional laws and regulations, is currently evaluating federal and state proposals as they are promulgated and is implementing measures to comply with applicable regulations.

Customer Protection Rule 15c3-3 under the Exchange Act. The SEC adopted amendments to the Customer Protection Rule requiring certain broker-dealers to perform the reserve computation and make any required deposits into their reserve bank accounts daily rather than weekly. For Edward Jones, the amendments are effective December 31, 2025, will require additional resources for compliance, and could have an impact on the Partnership’s results of operations, financial condition, and liquidity.

U.S. Treasury Clearing Rule. The SEC adopted the Treasury Clearing Rule in December 2023 to require broker-dealers who are direct participants of a central clearing agency, and broker dealers who enter into transactions with direct participants, to submit for clearing any eligible secondary market U.S. Treasury transactions. The Partnership anticipates impacts to Firm operations and is dedicating resources to implement measures to comply with the rule for eligible cash Treasury transactions by December 31, 2026 and Treasury repurchase agreement transactions by June 30, 2027. The Partnership is pursuing a membership with FICC, the sole Treasury central clearing agency, to ensure compliance with the rule.

LITIGATION AND REGULATORY EXAMINATIONS, INVESTIGATIONS AND PROCEEDINGS — As a financial services firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory examinations, investigations and proceedings, which have increased over time.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks. The Partnership is, from time to time, subject to arbitration claims, lawsuits and other significant litigation such as class action suits. In the ordinary course of business, the Partnership also is subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as SROs and other regulators. Such matters have in the past, and could in the future, lead to formal actions and proceedings, which may negatively impact the Partnership’s business or reputation and may result in significant expenses. The financial services industry continues to experience increasing litigation including class action suits that generally seek substantial damages, as well as increased regulatory scrutiny. The growing volume and increased pace of change of regulations adds complexity and cost to managing compliance capabilities and could result in potential investigations, fines and reputational harm.

Regulators have had an increasing focus on cybersecurity measures. The Partnership may face scrutiny if it does not scale processes, controls and technologies to prevent, detect and address cyber and financial crimes as it increases digital interactions with clients, associates and third-party vendors. Failure to meet regulatory expectations could result in financial losses, increased regulatory scrutiny and legal consequences.

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

PART I

Item 1A. Risk Factors, continued

Risks Related to Human Capital

INABILITY TO ATTRACT, RETAIN, DEVELOP AND SUPPORT QUALIFIED TALENT — If the Partnership is unable to attract, retain, develop and support qualified financial advisors, CSTPs and home office associates, the Partnership may not be able to support the future needs of the business, maintain or increase its operating results or grow the Firm's positive impact on clients and communities.

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

The Partnership's growth and retention of client accounts, as well as the gathering of new assets, are affected by retention and growth in the number of financial advisors, as well as CSTPs and home office associates who support those financial advisors. If the Partnership is unable to grow and retain needed talent, it may be unable to effectively deliver on the work of the Partnership resulting in slower growth in the number of client accounts and net new assets, which could have an adverse impact on the Partnership's results of operations.

During times of market volatility and industry change, it has and may continue to be, more difficult for the Partnership to attract qualified applicants for financial advisor positions. The Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors, and current financial advisors may be less effective at recruiting during times of market volatility and industry change. Additionally, new financial advisors have and may continue to encounter difficulties developing or expanding their businesses, specifically in times of market volatility. There can be no assurance that the Partnership will be able to grow, retain, develop and support its financial advisors and it may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. Furthermore, periods with lower Firm profitability and revenue result in decreases in variable and commission-based compensation, and there can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

Additionally, if the Partnership is unable to effectively develop and support financial advisors, CSTPs and home office associates, including providing support needed for branch teams to gain necessary skills, increase business acumen and obtain additional designations, it may be unable to effectively deliver on the Partnership's objectives and may experience decreased associate satisfaction and retention.

BRANCH OFFICE SYSTEM — The Partnership’s system of maintaining branch offices may expose the Partnership to risk of loss or liability from the activities of the branch team and to increases in rent related to increased real property values.

The majority of the Partnership’s branch offices are staffed by a single financial advisor and a CSTP. Branch offices do not have an onsite supervisor as would be found at broker-dealers with multi-broker branches. The Partnership’s primary supervisory activity is conducted by its home office associates. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss and a heightened regulatory risk arising from alleged financial crimes, fraud, imprudent or illegal actions of its financial advisors and/or CSTPs. Furthermore, the Partnership may be exposed to further losses if additional time passes before its supervisory personnel detect problem activity.

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

PART I

Item 1A. Risk Factors, continued

Risks Related to Business Operations

UPGRADE OF TECHNOLOGICAL SYSTEMS — Inefficient or ineffective technology can have a material negative effect on the client and colleague experience and the Partnership’s operations, profitability and reputation. The Partnership will continue to engage in significant digital initiatives in the future which may be costly and could lead to additional disruptions.

The Partnership has engaged in significant digital initiatives to modernize its technology and expects to continue to do so in the future. The velocity and complexity of change at the Partnership as well as the number of concurrent transformation initiatives may result in increased process and control execution risk and human capital risk, including resource sufficiency and key person risk. In addition, existing legacy technology infrastructure can be difficult to upgrade, modify, or train new associates to use, resulting in increased operational and cybersecurity risks. If the Partnership is unable to effectively transition its infrastructure to provide faster, more efficient and reliable technology with the automation of processes and controls, as well as increase its colleagues' digital acumen, it may be unable to support the current business or future expansion. The Partnership's inability to enhance technology at the pace of the industry could decrease client and colleague satisfaction and retention and negatively impact its ability to attract and retain clients, which could negatively impact the Partnership's operations, profitability and reputation.

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

The Partnership processes, records and monitors a significant amount of client transactions daily. Transaction volume and volatility may result in unanticipated system interruptions, errors or downtime due to system capacity that could have a significant impact on the Partnership's profitability, operations and reputation. Significant volatility in the number of client transactions and rebalancing activity may cause operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and such volatility may also result in increased personnel and related processing costs that could have a negative impact on the Partnership's profitability. In the event the Partnership's processes or systems are unable to handle transaction volatility and volumes, the Partnership may experience errors or extended periods of downtime to restore system functionality that could affect its ability to process and settle client transactions timely and accurately, potentially resulting in financial losses, disciplinary action by governmental agencies, SROs and/or other regulators and damage to the Partnership's reputation. Additionally, the inability of the Partnership’s systems to accommodate a significant increase in the volume of transactions could also constrain its ability to expand its business. Furthermore, technology and operational disruptions could result in inaccurate books and records, which would expose the Partnership to disciplinary action by governmental agencies, SROs and other regulators.

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

PROPRIETARY MUTUAL FUNDS — The Partnership’s business may be affected by operational risks, investment performance and heightened regulatory requirements as a result of sponsoring proprietary mutual funds and managing sub-advisers and other third-party service providers.

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

The Partnership is dependent upon the availability, operational capacity and capability of a growing number of complex third parties to enable certain critical business operations including outsourcing services which had previously been performed by the Partnership, such as tools that support branch teams' interactions with clients and enhance client experiences. The Partnership is subject to risk if these third parties are not able to support the Partnership's business operations caused by information security incidents, environmental events or other business resilience failures or if the Partnership fails to adequately and routinely perform third party oversight.

The Partnership incurs obligations to its clients which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships by which securities transactions are executed, and is subject to concentration risk as a result of such reliance. The Partnership's critical third parties include NSCC, DTC, FICC and CDS. The inability of these organizations to promptly process securities transactions and satisfy clearing and depository obligations could result in substantial losses to the Partnership and delays in or disruptions to the delivery of cash or securities to clients due to the large volume of business.

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

PART I

Item 1A. Risk Factors, continued

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

The Partnership relies heavily on communications and information systems to conduct its business, including the secure processing, storage and transmission of confidential Firm and client data. The Partnership’s offices and its existing communications and information systems, including its backup systems, as well as the systems of third parties the Partnership relies on, are vulnerable to information security incidents, including breaches, damage or interruptions from human error, sabotage, cybersecurity attacks such as ransomware, computer viruses and other malicious code, intentional acts of vandalism, phishing communications and spoofing, emerging technologies, including AI, among others. The risk of these types of information security incidents occurring is continuing and the ability to detect them is increasingly difficult, and there can be no assurance the Partnership will not experience losses in the future.

The Partnership, its third parties, its associates and its clients are subject to ongoing cybersecurity threats and attacks, the sophistication of which continues to rapidly evolve and become more complex. Cyberattacks can come from organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments and their proxies, state-sponsored actors, and activists. The Partnership has policies and procedures in place to monitor and detect cybersecurity risks and continues to improve its cybersecurity defenses, however, there is no guarantee that the Partnership will detect all cyberattacks or that its policies and procedures will adequately address the risk or detect a breach timely despite measures taken. While the Partnership has not experienced a material cyberattack, there is no assurance a cyberattack will not occur in the future, which could have a material impact on the Partnership's financial condition and operating results.

If an information security incident was to occur, such an event could substantially disrupt the Partnership’s business by exposing the Partnership’s, its clients’ or third parties’ confidential information or causing interruptions or malfunctions in the Partnership’s or third parties’ operations. The Partnership is reliant on third parties' timely communication of cybersecurity incidents that occur outside of the organization with potential impacts on the Partnership's data and information. Additionally, in order to serve clients, the Partnership maintains personal information about current, former and prospective clients, partners and associates that is subject to various laws and regulations. Security incidents involving this type of information could subject the Partnership to significant liability and expenses that may not be covered by insurance. In addition, the Partnership’s reputation and business may suffer if such clients or associates experience data or financial loss from a significant security incident.

Further, incidents of fraud or other financial exploitation that evade the Firm's client protection measures, particularly for its senior clients and other vulnerable groups, may result in increased risk of loss for the Partnership and harm to its reputation and client relationships.

PART I

Item 1A. Risk Factors, continued

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

The Partnership has been actively pursuing additional strategies, solutions, products, structures and third-party relationships (collectively, "initiatives") to meet clients' planning, investing, saving, spending, borrowing and comprehensive needs. These initiatives include both potential future solutions currently in development as well as recently launched programs, such as new tools, financial advisor teaming and newer investment advisory programs: such as FA Managed Solutions program, where clients delegate investment discretion to eligible financial advisors who provide ongoing investment advice and guidance, and Financial Planning Services, where clients will get a more personalized experience with additional planning capabilities. The success of new products and solutions is dependent upon the broad adoption by financial advisors, CSTPs and home office associates and the Partnership cannot reliably predict the timing or outcome of the initiatives, and whether and to what extent the initiatives would yield benefits for the Partnership, its partners, and its clients. The Partnership's exploration of these initiatives may result in the Partnership incurring more substantial costs and continuing to commit a significant amount of capital to support their development and operations. Factors that could affect the profitability and success of the Partnership's initiatives include, but are not limited to, unanticipated additional costs, the need for additional capital support, operational challenges, uncertain client demand, legislative and regulatory changes, compliance and oversight, any or all of which may adversely impact the Partnership's results of operations, financial condition and liquidity.

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

A significant volume of withdrawals by limited, subordinated limited or general partners would reduce the Partnership's available liquidity and capital. Additionally, limited partners who finance all or a portion of their limited partnership interests with bank loans must pay interest on their loan regardless of the amount of distributions received, and therefore may be more likely to request the withdrawal of capital to repay such obligations.

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

PART I

Item 1A. Risk Factors, continued

Pursuant to the Customer Protection Rule, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients. Banking regulations and the interest rate environment may impact the Partnership's ability to continue to find financial institutions at which to place those segregated client funds and earn a reasonable rate of return on those funds. Additionally, the Partnership has significant investments in U.S. treasuries and certificates of deposit to help facilitate cash management for the Firm and regulatory reserve requirements for its clients. In the event of a significant and sudden change to the customer reserve requirements, the Partnership may experience liquidity restraints and have to sell the investments at a loss, which may negatively impact the Partnership's profitability.

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

PART I

Item 1A. Risk Factors, continued

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNERSHIP INTERESTS AND PROFITS INTERESTS

HOLDING COMPANY — JFC is a holding company; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions, dividends and intercompany payments to JFC, which is restricted by law, regulation and contractual obligations, and which may be impacted by tax or business strategy.

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests and Profits Interests, including the 7½% payment to limited partners pursuant to the Partnership Agreement (the "7½% Payment"), will be dependent on distributions, dividends, and intercompany payments to JFC from its subsidiaries, and if those sources are insufficient, JFC may be unable to satisfy such obligations.

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

In addition, JFC’s subsidiaries may be restricted under the terms of their financing arrangements from paying distributions or dividends to JFC, or may be required to maintain specified levels of capital. Moreover, JFC or its subsidiaries may enter into financing or other contractual arrangements in the future which may include additional restrictions or debt covenant requirements further restricting distributions to JFC, which may impact JFC’s ability to make distributions to its limited partners and its Profits Interests holders.

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

NON-VOTING INTERESTS; NON-TRANSFERABILITY OF INTERESTS; ABSENCE OF MARKET AND PRICE FOR INTERESTS — The Interests and Profits Interests are non-voting and non-transferable and no market for the Interests or Profits Interests exists or is expected to develop. The price of Interests only represents book value and Profits Interests have no book value.

None of the limited partners or Profits Interests holders in their capacity as limited partners or Profits Interests holders may vote or otherwise participate in the management of the Partnership’s business. The Managing Partner has the authority to amend the Partnership Agreement without the consent of the limited partners, Profits Interests holders, subordinated limited partners or, in certain circumstances, the general partners. None of the limited partners or Profits Interests holders may sell, pledge, exchange, transfer or assign their Interests or Profits Interests without the express written consent of the Managing Partner (which is not expected to be given).

PART I

Item 1A. Risk Factors, continued

Because there is no market for the Interests or Profits Interests, there is no fair market value for the Interests or Profits Interests. The price ($1,000 per Interest) at which the Interests were offered represents the book value of each Interest. The Partnership's capital could decline to a point where the book value of the Interests could be less than the price paid. Profits Interests have no book value, are not redeemable for any value in the future, and expire upon the earlier of the redemption of the Profits Interests or at the end of their stated term.

RISK OF DILUTION — The Interests and Profits Interests may be diluted from time to time, which could lead to decreased returns to the limited partners and Profits Interests holders.

The Managing Partner has the ability, in their sole discretion, to issue additional Interests, Profits Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $7 in 2024 pursuant to a private placement offering and may issue additional Interests and Profits Interests from time to time in the future. Proceeds from these offerings of Interests are expected to be used to meet growth needs or for other purposes.

The issuance of additional Interests will decrease the Partnership’s net interest income by the 7½% Payment for the additional Interests, and holders of existing Interests and Profits Interests may experience decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of additional Interests will reduce the Partnership’s net interest income and profitability.

In 2024, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2025 is expected to remain at a similar level as 2024. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners and Profits Interests holders. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners and Profits Interests holders is reset annually and the amount of retained general partner income reduces the income allocated to limited partners and Profits Interests holders.

LIMITATION OF LIABILITY; INDEMNIFICATION — The Partnership Agreement limits the liability of the Managing Partner and general partners by indemnifying them under certain circumstances, which may limit a limited partner’s and a Profits Interests holder's rights against them and could reduce the accumulated profits distributable to limited partners and Profits Interests holders.

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

PART I

Item 1A. Risk Factors, continued

As a result of these provisions, the limited partners and Profits Interests holders have more limited rights against such partners than they would have absent the limitations in the Partnership Agreement. Indemnification of the general partners could deplete the Partnership’s assets unless the Partnership's indemnification obligation is covered by insurance, which the Partnership may or may not obtain, or which insurance may not be available at a reasonable price or at all or in an amount sufficient to cover the indemnification obligation. The Partnership Agreement does not provide for indemnification of limited partners or Profits Interests holders.

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

STATUS AS PARTNER FOR TAX PURPOSES AND TAX RISKS — Limited partners and Profits Interests holders are subject to income tax liabilities on the Partnership’s income, whether or not income is distributed, and may have an increased chance of being audited. Limited partners and Profits Interests holders may also be subject to passive loss rules as a result of their investment.

Limited partners and Profits Interests holders are required to file tax returns and pay income tax in U.S. jurisdictions in which the Partnership operates and in their place of residence or domicile. Any costs of obtaining professional tax advice or preparation of tax returns are the responsibility of the limited partner or the Profits Interests holder and may be significant. Limited partners and Profits Interests holders are liable for income taxes on their share of the Partnership’s taxable income. The amount of the Partnership's taxable income that is allocated to a limited partner and a Profits Interests holder may significantly exceed the amount of the Partnership's net income that is allocated and distributed to the limited partner and the Profits Interests holder.

A limited partner’s and a Profits Interests holder's share of the Partnership’s income or losses could be subject to the passive loss rules. Under specific circumstances, certain income may be classified as portfolio income or passive income for purposes of the passive loss rules. In addition, under certain circumstances, a limited partner or a Profits Interests holder may be allocated a share of the Partnership’s passive losses, the deductibility of which will be limited by the passive loss rules.

The Partnership’s income tax returns may be audited by government authorities. Under U.S. federal audit and administrative procedures applicable to partnerships, any U.S. federal income taxes, penalties (including any accuracy-related penalties), and interest resulting from adjustments to Partnership tax items, including adjustments made pursuant to an IRS audit, generally will be imposed on the Partnership in the year in which the adjustments are made or otherwise become final. If, as a result of adjustments to Partnership tax items, the Partnership is required to make payments in respect of taxes, penalties and interest, the Partnership's profitability could be negatively impacted and cash available for distribution to our partners may be substantially reduced. Moreover, an audit of the Partnership's income tax returns may result in the audit of the returns of the limited partners or the Profits Interests holders and may require an amendment of their tax returns with the possibility of interest and penalty assessments.

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

PART I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Partnership has an enterprise risk management framework that includes assessing, identifying and managing material risks from cybersecurity threats, overseen by the Enterprise Leadership Team, which consists of the Managing Partner and up to 15 additional general partners appointed by the Managing Partner ("ELT"), Enterprise Risk Management Committee ("ERMC") and Audit Committee. See Part III, Item 10 – Risk Management for a description of the Partnership's overall risk management and governance.

The Partnership has a Chief Information Security Officer ("CISO") responsible for information security policy and for the prevention, mitigation, detection, and remediation of cybersecurity incidents. The Firm's current CISO joined Edward Jones in 2021, and became a general partner and the CISO in 2024. She has over 18 years of experience in computer crimes and cybersecurity including in the defense and financial services industries. The CISO serves on the board of directors of the National Technology Security Coalition and is a member of the Financial Services CISO Forum. The CISO reports directly to the Partnership's Head of Digital. The CISO also meets with the ELT and Audit Committee to report on cybersecurity threat management, policies, and incidents and has regularly scheduled and as-needed meetings with the Managing Partner. The CISO is also an active member of ERMC.

The Partnership has a Chief Risk Officer ("CRO") responsible for overseeing and managing the Partnership's risk management processes who has more than 20 years of experience in the information security field in various lines of defense, an extensive background with information security frameworks, cyber defense, intrusion detection and incident response and has worked with various banking regulatory agencies throughout his career. He is a Certified Information Systems Security Professional (CISSP®) and a member of the Internal Information System Security Certification Consortium. The CRO joined Edward Jones in 2020 as CISO, became a general partner in that role in 2021 and CRO in 2024.

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

PART I

Item 1C. Cybersecurity, continued

The Partnership established a Privacy and Information Security Incident Response Plan (“IRP”) addressing the identification, communication, and classification of, and the response to, potential cybersecurity incidents and other disruptions of information systems. All investigation and reporting pursuant to the IRP is conducted at the direction of the Partnership’s Chief Privacy Officer. Associates are required to report and address any suspicious or inappropriate activity and can leverage a tool to report suspected cybersecurity threats via email. Pursuant to the IRP, once a cybersecurity event is identified, it is ascribed a severity level and/or associated tasks and cases in order to appropriately track and handoff any response and remediation efforts across our teams. The IRP provides for the communication of roles, responsibilities, and on-call escalation paths to communicate incidents to key stakeholders. Information security events are managed by designated teams whose roles and responsibilities are defined to facilitate quick, effective, and orderly responses. The Chief Privacy Officer, in collaboration with the CISO, is required to review the IRP on at least an annual basis, which may include the incorporation of any lessons learned from prior incidents.

The Partnership has an enterprise-wide business resiliency program, policy and framework to assist in planning for, and mitigating disruption to the Partnership's business operations from, incidents including cybersecurity events, through risk assessment, business impact analysis, response plan development, training, testing, and ongoing maintenance. The Business Resilience Department is responsible for creating and maintaining the Partnership's business resilience policy and framework and overseeing the program's implementation in collaboration with sponsors and leaders from the Firm's business areas. A Business Resilience Oversight Group comprised of general partners meets at least semi-annually and provides oversight of business resilience strategy, risk management, resources, performance, and integration into business processes. Specific elements of business continuity plans vary based on the nature of the processes involved but include planning related to human capital, real estate, third-party relationships and technology infrastructure. As part of its business resiliency planning, the Partnership has data centers in two geographically distinct locations and reviews the data center locations of its third-parties. A prolonged interruption at any site or of critical systems or software may result in an extended delay of service to the Partnership's clients and substantial costs and expenses.

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

ITEM 2. PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campuses in St. Louis, Missouri and one campus in Tempe, Arizona. As of December 31, 2024, the Partnership had 11 home office buildings. The Partnership owns 10 of the buildings and leases its Canada home office in Mississauga, Ontario and the land for the Tempe, Arizona campus.

The Partnership also maintains facilities in 15,198 branch locations as of December 31, 2024, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 2 and 16 to the Consolidated Financial Statements for information regarding lease liabilities and related party transactions, respectively.

PART I

ITEM 3. LEGAL PROCEEDINGS

Currently, there are not any material pending legal or regulatory matters, other than ordinary routine litigation and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, self-regulatory organizations and other regulators, and other actions and claims incidental to the business, to which the Partnership is a party or of which any of the Partnership's property is the subject. In the normal course of business, the Partnership is subject to claims, regulatory matters and litigation arising in connection with our business activities. While the outcome of any claim, regulatory matter or litigation is inherently unpredictable, the Partnership cannot guarantee the ultimate resolution of these matters, individually or in the aggregate, or whether they will result in a material impact on its financial condition, results of operations, or cash flows. For information concerning the Partnership's legal proceedings, refer to Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests or Profits Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given). As of February 28, 2025, the Partnership had 33,745 limited partners and 2,694 Profits Interests holders.

ITEM 6. [RESERVED]

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations, the financial condition and the cash flows of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For discussions surrounding the earliest of the three years presented below, refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2023. All amounts are presented in millions, except as otherwise noted.

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

	For the years ended December 31,			% Change
	2024	2023	2022	'24 vs. '23
Revenue:
Fee revenue	$13,163	$11,264	$10,500	17%
% of net revenue	82%	82%	86%	—
Trade revenue	1,760	1,482	1,484	19%
% of net revenue	11%	11%	12%	—
Interest and dividends	1,204	1,167	514	3%
Other revenue (loss), net	130	167	(87)	-22%
Total revenue	16,257	14,080	12,411	15%
Interest expense	253	282	142	-10%
Net revenue	16,004	13,798	12,269	16%
Operating expenses	14,023	12,186	10,865	15%
Income before allocations	$1,981	$1,612	$1,404	23%

Related metrics:
Income before allocations margin(1)	12.2%	11.4%	11.3%	7%
Client assets under care ($ billions):
Total:
At year end	$2,171	$1,919	$1,639	13%
Average	$2,070	$1,764	$1,664	17%
Advisory programs:
At year end	$862	$743	$621	16%
Average	$815	$674	$640	21%
Client dollars invested ($ billions)(2):
Trade	$227	$232	$169	-2%
Advisory programs	$59	$32	$36	84%
Client households at year end	6.6	6.3	6.2	5%
Net new households for the year(3)	246,000	203,000	236,000	21%
Net new assets for the year ($ billions)(4)	$74	$97	$102	-24%
Financial advisors (actual):
At year end	20,125	19,232	18,796	5%
Average	19,650	18,945	18,772	4%
Attrition %(5)	5.0%	4.7%	5.8%	n/a
Dow Jones Industrial Average (actual):
At year end	42,544	37,690	33,147	13%
Average	40,313	34,118	32,911	18%
S&P 500 Index (actual):
At year end	5,882	4,770	3,840	23%
Average	5,426	4,282	4,101	27%
Bloomberg Aggregate Bond Index (actual):
At year end	97	99	97	-2%
Average	98	97	103	1%

(1)
Income before allocations margin is income before allocations expressed as a percentage of total revenue.
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
(5)
Attrition % represents the number of financial advisors that left or retired from the Partnership during the year compared to the total number of financial advisors at year end.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW FOR THE YEAR ENDED DECEMBER 31, 2024 VERSUS DECEMBER 31, 2023

The Partnership ended the year with 20,125 financial advisors serving more than 9 million clients in the U.S. and Canada and a 13% increase in client assets under care to $2.2 trillion, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered during the year. Advisory programs' average AUC increased 21% due to higher average market levels and the increased investment of client assets into advisory programs. Net new assets of $74 billion decreased 24% compared to 2023 from higher asset outflows with ongoing macroeconomic conditions, including inflation, higher costs of lending and other factors. Financial advisor attrition was 5.0% at the end of 2024.

Net revenue increased 16% to $16,004 in 2024, primarily due to increases in fee and trade revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to higher overall margins earned.

Operating expenses increased 15% to $14,023 in 2024, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation increased primarily due to increases in revenues on which commissions are earned. Variable compensation increased due to increased branch and overall Partnership profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations of $1,981, a 23% increase from 2023. Income before allocations margin was 12.2%, reflecting strong current financial results while continuing to invest in the future.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 17% in 2024 to $13,163 compared to 2023. A discussion of fee revenue components follows.

	For the years ended December 31,			% Change
	2024	2023	2022	'24 vs. '23
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$9,463	$7,814	$7,384	21%
Service fees	1,627	1,476	1,512	10%
Cash solutions fees	580	578	280	—
Other asset-based fees	738	650	632	14%
Total asset-based fee revenue	$12,408	$10,518	$9,808	18%
Account and activity fee revenue:
Shareholder accounting services fees	466	462	454	1%
Other account and activity fee revenue	289	284	238	2%
Total account and activity fee revenue	755	746	692	1%
Total fee revenue	$13,163	$11,264	$10,500	17%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$798.4	$659.8	$627.5	21%
Mutual fund assets held outside of advisory programs	$630.3	$540.3	$534.1	17%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for each period.

Overall asset-based fee revenue increased 18% to $12,408 in 2024 compared to 2023, primarily due to increases in advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels, as well as the continued increase in investment of client assets in advisory programs.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 19% to $1,760 in 2024 compared to 2023. A discussion of trade revenue components follows.

	For the years ended December 31,						% Change
	2024		2023		2022		'24 vs. '23
Trade revenue:
Commissions revenue:
Equities	$614		$500		$571		23%
Mutual funds	480		399		483		20%
Insurance products and other	439		351		264		25%
Total commissions revenue	1,533		1,250		1,318		23%
Principal transactions	227		232		166		-2%
Total trade revenue	$1,760		$1,482		$1,484		19%

Related metrics:
Client dollars invested ($ billions)(1):
Equities	$44.0	19%	$34.0	15%	$39.7	23%	29%
Mutual funds	31.1	14%	23.9	10%	28.7	17%	30%
Insurance products and other	15.8	7%	12.3	5%	7.9	5%	28%
Principal transactions	136.5	60%	162.2	70%	92.4	55%	-16%
Total client dollars invested	$227.4		$232.4		$168.7		-2%

Margin per $1,000 invested	$7.7		$6.4		$8.8		20%
U.S. business days	252		250		251		1%

(1) Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The increase in trade revenue in 2024 compared to 2023 was primarily due to an increase in commissions revenue and higher overall margin earned. Commissions revenue increased due to increases in equities, insurance products and other, and mutual funds as a result of higher client dollars invested in each respective product. Overall margin increased with a larger portion of total client dollars invested in equities, mutual funds, and insurance products and other, which earn higher margins than principal transaction products.

Net Interest and Dividends

Net interest and dividends revenue increased $66 to $951 in 2024 compared to 2023, primarily due to an increase in interest income earned on certain short-term investments, reflecting higher interest rates, as well as a decrease in customer credit interest expense from lower cash balances held in client accounts.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 15% in 2024 to $14,023 compared to 2023, primarily due to increases in financial advisor compensation and benefits and variable compensation. A discussion of operating expense components follows.

	For the years ended December 31,			% Change
	2024	2023	2022	'24 vs. '23
Operating expenses:
Compensation and benefits:
Financial advisor	$6,208	$5,218	$4,813	19%
Home office and branch	2,461	2,334	2,020	5%
Variable compensation	2,436	1,838	1,735	33%
Total compensation and benefits	11,105	9,390	8,568	18%
Communications and data processing	1,000	930	687	8%
Occupancy and equipment	636	616	582	3%
Fund sub-adviser fees	317	272	250	17%
Professional and consulting fees	197	177	182	11%
Advertising	166	160	134	4%
Other operating expenses	602	641	462	-6%
Total operating expenses	$14,023	$12,186	$10,865	15%

Related metrics (actual):
Number of physical branches(1):
At year end	15,198	15,378	15,497	-1%
Average	15,293	15,460	15,458	-1%
Financial advisors:
At year end	20,125	19,232	18,796	5%
Average	19,650	18,945	18,772	4%
Client support team professionals(2):
At year end	20,222	19,786	17,920	2%
Average	19,976	18,505	17,790	8%
Home office associates(2):
At year end	9,393	9,456	8,865	-1%
Average	9,432	9,235	8,118	2%

(1)
Prior period balances have been adjusted to align to current year presentation.
(2)
Counted on a full-time equivalent basis.

Financial advisor compensation and benefits expense increased 19% to $6,208 in 2024. The increase was primarily due to increases in revenues on which commissions are earned, as well as increases in retirement transition plan ("RTP") and other asset sharing program costs from higher payouts and increased participation in the programs.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The increase in variable compensation of 33% to $2,436 in 2024 was primarily due to increases in branch and overall Partnership profitability.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership’s Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. The chief operating decision maker (CODM) is the Managing Partner of JFC. The Managing Partner evaluates segment performance and allocates resources based upon income before allocations. Income before allocations margin and pre-variable income margin, which represent income before allocations and pre-variable income as a percentage of total revenue, respectively, are also used to evaluate segment performance. The following table shows financial and other information for the Partnership’s reportable segments.

	U.S.			% Change	Canada			% Change
	2024	2023	2022	'24 vs. '23	2024	2023	2022	'24 vs. '23
Net revenue	$15,561	$13,409	$11,902	16%	$443	$389	$367	14%
FA compensation	6,035	5,069	4,665	19%	173	149	148	16%
Home office operating expense	3,019	2,927	2,312	3%	98	94	76	4%
Branch office operating expense	2,195	2,046	1,868	7%	67	63	61	6%
Variable compensation	2,386	1,798	1,694	33%	50	40	41	25%
Operating expenses	13,635	11,840	10,539	15%	388	346	326	12%
Income before allocations	$1,926	$1,569	$1,363	23%	$55	$43	$41	28%

Income before allocations margin	12.2%	11.5%	11.3%	6%	12.3%	11.0%	11.0%	12%
Pre-variable income margin	27.3%	24.6%	25.4%	11%	23.5%	21.2%	22.1%	11%
Client assets under care ($ billions):
At year end	$2,126.1	$1,877.5	$1,603.3	13%	$44.6	$41.1	$35.3	9%
Average	$2,027.1	$1,726.4	$1,627.4	17%	$43.3	$37.9	$36.7	14%
Net new households for the period (rounded in thousands)	244,000	200,000	231,000	22%	2,000	3,000	5,000	-33%
Net new assets for the period ($ billions)	$71.9	$94.3	$98.6	-24%	$2.0	$2.3	$2.9	-13%
Financial advisors (actual):
At year end	19,253	18,378	17,961	5%	872	854	835	2%
Average	18,784	18,102	17,927	4%	866	843	845	3%

U.S.

Net revenue increased 16% to $15,561 in 2024 compared to 2023, primarily due to increases in fee and trade revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels and the increase in client dollars invested in advisory programs. Trade revenue increased primarily due to higher overall margins earned.

Operating expenses increased 15% to $13,635 in 2024 compared to 2023, primarily due to increases in financial advisor compensation and benefits expense. Financial advisor compensation increased 19% to $6,035 primarily due to increases in revenues on which commissions are earned as well as increases in RTP and other asset sharing program costs from higher payouts and increase participation in the programs.

Variable compensation increased 33% to $2,386 in 2024 due to branch and overall Partnership profitability.

Income before allocations increased 23% to $1,926 in 2024 compared to 2023. Income before allocations margin was 12.2% in 2024, reflecting strong current financial results while continuing to invest in the future.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Canada

Net revenue increased 14% to $443 in 2024 compared to 2023, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased due to increases in advisory program fees with higher average market levels and the increase in client dollars invested in advisory programs.

Operating expenses increased 12% to $388 in 2024 compared to 2023 primarily due to the 16% increase in financial advisor compensation and benefits expense to $173, reflecting the increase in revenues on which commissions are earned.

Variable compensation increased 25% to $50 in 2024 due to branch and overall Partnership profitability.

Income before allocations increased 28% to $55 in 2024 compared to 2023. Pre-variable income margin was 23.5% in 2024, reflecting strong current financial results while continuing to invest in the future.

LEGISLATIVE AND REGULATORY REFORM

See Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, for a discussion of Legislative and Regulatory Initiatives that the Partnership is continuing to monitor.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 21%, 22% and 25% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2024, 2023 and 2022, respectively. Significant reductions in these revenues due to changes in the mutual funds industry affecting fee structures that result in decreased margins earned, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $7 in 2024 pursuant to a private placement offering and may issue additional Interests and Profits Interests from time to time in the future. Proceeds from these offerings of Interests are expected to be used to meet growth needs or for other purposes.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership’s capital and Profits Interests subject to mandatory redemption as of December 31, 2024, net of reserve for anticipated withdrawals, was $4,201, an increase of $152 from December 31, 2023. This increase in Partnership capital subject to mandatory redemption was primarily due to additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($7, $68 and $271, respectively) and the retention of a portion of general partner earnings ($193), partially offset by the net increase in Partnership loans outstanding $34 and the redemption of limited partner, subordinated limited partner and general partner interests ($30, $13 and $310, respectively). During each of the years ended December 31, 2024, 2023 and 2022, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT), who require financing for some or all of their Partnership capital contributions. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

Any partner may also elect to individually borrow funds pursuant to a bank program to finance the purchase of their limited partnership interest in the Partnership (each such electing limited partner a "LP Borrower"), as evidenced by individual unsecured promissory notes payable to the bank. The Partnership does not guarantee these individual bank loans, nor can the LP Borrower pledge their limited partnership interest as collateral for the individual bank loan. The Partnership performs certain administrative functions supporting the bank program in connection with the LP Borrowers. Until the LP Borrower's promissory note is paid in full, the individual LP Borrower's promissory note instructs the Partnership to apply all distributions payable to the LP Borrower from or with respect to the LP Borrower’s limited partnership interest or limited partner capital account net of any distributions to pay taxes, to repayment of the LP Borrower's promissory note prior to any funds being released to the LP Borrower.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table represents amounts related to Partnership loans as well as bank loans under the bank program (for which the Partnership facilitates certain administrative functions). Partners may have arranged their own bank loans to finance their Partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

	As of December 31, 2024
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,727	$721	$2,226	$4,674
Partnership capital owned by partners with individual loans	$342	$—	$1,119	$1,461
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	20%	—	50%	31%

Individual loans:
Individual bank loans	$95	$—	$—	$95
Individual Partnership loans	—	—	473	473
Total individual loans	$95	$—	$473	$568
Individual loans as a percent of total Partnership capital	6%	—	21%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	28%	—	42%	39%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2024 and 2023:

	2024	2023
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2024, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of December 31, 2024 or December 31, 2023. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2024 and 2023, except for periodically testing draw procedures.

Cash Activity

As of December 31, 2024, the Partnership had $2,273 in cash and cash equivalents and $1,390 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $3,663 of Partnership liquidity as of December 31, 2024, a 32% increase from $2,784 as of December 31, 2023, due to increased investment in securities purchased under agreements to resell and an increase in cash and cash equivalents with an associated decrease in government and agency obligations, which are used to help facilitate cash management and maintain Firm liquidity. The Partnership's government and agency obligations were $197 and $600 as of December 31, 2024 and 2023, respectively. The Partnership had $15,112 and $15,565 in cash and investments segregated under federal regulations as of December 31, 2024 and 2023, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of the FINRA. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

EJ Canada is a registered broker-dealer regulated by CIRO. Under the regulations prescribed by CIRO, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	December 31, 2024	December 31, 2023	% Change
U.S.:
Net capital	$938	$981	-4%
Net capital in excess of the minimum required	$873	$919	-5%
Net capital as a percentage of aggregate debit items	28.9%	31.7%	-9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	5.2%	13.0%	-60%

Canada:
Regulatory risk-adjusted capital	$71	$136	-48%
Regulatory risk-adjusted capital in excess of the minimum required	$69	$134	-49%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate daily.

MATERIAL CASH COMMITMENTS

The Partnership enters into long-term lease agreements for branch and home office facilities, resulting in a total of $393 in lease commitments that are non-cancellable as of December 31, 2024. Subsequent to December 31, 2024, these commitments may fluctuate based on changing business needs and conditions. For further disclosure regarding lease commitments, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 2.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In 2024, the Partnership invested significantly in software and other technology and construction and facilities improvements at various branch and home office locations, resulting in capital expenditures of $573. The Partnership estimates 2025 capital spending of approximately $444 related to continued investment in software and other technology upgrades and construction and facilities improvements at various branch and home office locations.

Additionally, the Partnership would have incurred termination fees of $418 as of December 31, 2024 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2024, the Partnership made no such decision to terminate these services. Termination fees for contracts already in force will decrease over the corresponding contract periods, which generally expire within the next three years.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.1 billion and $17.4 billion, respectively, for the year ended December 31, 2024 and earned interest at an average annual rate of approximately 809 and 483 basis points (8.09% and 4.83%), respectively, in 2024. Changes in interest rates may also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis (1.00%) point change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $85. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $138. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Partnership's Money Market Fund and IBD Program.

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

As of the end of the Partnership’s 2024 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2024 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024.

PART II

Item 8. Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Enterprise Leadership Team and Partners of The Jones Financial Companies, L.L.L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive loss, of changes in partnership capital and profits interests subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

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

Asset-based Fee Revenue - Advisory Programs Fees

As described in Notes 1 and 3 to the consolidated financial statements, $9.463 billion of the Firm's total asset-based fee revenue of $12.408 billion for the year ended December 31, 2024 was generated from program fees for investment advisory services provided within the Partnership’s advisory programs. Revenue from advisory programs fees are derived from fees determined by the underlying value of client assets. Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date. Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

March 14, 2025

We have served as the Partnership’s auditor since 2002.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in millions)	December 31, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$2,273	$1,645
Cash and investments segregated under federal regulations	15,112	15,565
Securities purchased under agreements to resell	1,390	1,139
Receivables from:
Clients	4,350	3,922
Mutual funds, insurance companies and other	967	891
Brokers, dealers and clearing organizations	350	429
Securities owned, at fair value:
Investment securities	679	1,069
Inventory securities	63	88
Fixed assets, at cost, net of accumulated depreciation and amortization	1,397	1,093
Lease right-of-use assets	1,085	1,029
Other assets	1,298	1,133

TOTAL ASSETS	$28,964	$28,003

LIABILITIES:
Payables to:
Clients	$18,189	$18,246
Brokers, dealers and clearing organizations	68	131
Accrued compensation and employee benefits	3,144	2,506
Accounts payable, accrued expenses and other	1,529	1,427
Lease liabilities	1,125	1,066
	24,055	23,376
Commitments and contingencies (Notes 13 and 14)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,727	1,750
Subordinated limited partners	721	666
General partners	1,753	1,633
Total	4,201	4,049
Reserve for anticipated withdrawals	708	578
Total partnership capital and Profits Interests subject to mandatory redemption	4,909	4,627

TOTAL LIABILITIES	$28,964	$28,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2024	2023	2022
Revenue:
Fee revenue
Asset-based	$12,408	$10,518	$9,808
Account and activity	755	746	692
Total fee revenue	13,163	11,264	10,500
Trade revenue	1,760	1,482	1,484
Interest and dividends	1,204	1,167	514
Other revenue (loss), net	130	167	(87)
Total revenue	16,257	14,080	12,411
Interest expense	253	282	142
Net revenue	16,004	13,798	12,269
Operating expenses:
Compensation and benefits	11,105	9,390	8,568
Communications and data processing	1,000	930	687
Occupancy and equipment	636	616	582
Fund sub-adviser fees	317	272	250
Professional and consulting fees	197	177	182
Advertising	166	160	134
Other operating expenses	602	641	462
Total operating expenses	14,023	12,186	10,865

Income before allocations	1,981	1,612	1,404

Allocations:
Limited partners	305	263	165
Profits Interests	43	—	—
Subordinated limited partners	217	181	165
General partners	1,416	1,168	1,074
Net Income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$163.48	$145.45	$135.65

Weighted average $1,000 equivalent limited partnership units outstanding	1,741,208	1,764,141	1,219,815

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Net income	$—	$—	$—
Other comprehensive loss:
Foreign currency translation	(9)	—	—
Comprehensive loss before allocations	(9)	—	—

Allocations	(9)	—	—
Total comprehensive loss	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2021	$1,361	$—	$640	$1,754	$3,755
Reserve for anticipated withdrawals	(136)	—	(59)	(325)	(520)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2021	$1,225	$—	$581	$1,429	$3,235
Partnership loans outstanding, December 31, 2021	—	—	—	321	321
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2021	1,225	—	581	1,750	3,556
Issuance of partnership interests	4	—	58	277	339
Redemption of partnership interests	(17)	—	(21)	(314)	(352)
Income allocated to partners	165	—	165	1,074	1,404
Distributions	(65)	—	(112)	(616)	(793)
Total partnership capital, including capital financed with partnership loans, December 31, 2022	1,312	—	671	2,171	4,154
Partnership loans outstanding, December 31, 2022	—	—	—	(335)	(335)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$—	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	—	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$—	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	—	618	1,860	3,690
Issuance of partnership interests	568	—	70	319	957
Redemption of partnership interests	(30)	—	(22)	(268)	(320)
Income allocated to partners	263	—	181	1,168	1,612
Distributions	(93)	—	(121)	(659)	(873)
Total partnership capital, including capital financed with partnership loans, December 31, 2023	1,920	—	726	2,420	5,066
Partnership loans outstanding, December 31, 2023	—	—	—	(439)	(439)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2023	$1,920	$—	$726	$1,981	$4,627
Reserve for anticipated withdrawals	(170)	—	(60)	(348)	(578)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2023	$1,750	$—	$666	$1,633	$4,049
Partnership loans outstanding, December 31, 2023	—	—	—	439	439
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2023	1,750	—	666	2,072	4,488
Issuance of partnership interests	7	—	68	271	346
Redemption of partnership interests	(30)	—	(13)	(310)	(353)
Net income allocations	305	43	217	1,416	1,981
Other comprehensive loss allocations	(1)	—	(1)	(7)	(9)
Distributions	(105)	(29)	(143)	(794)	(1,071)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, December 31, 2024	1,926	14	794	2,648	5,382
Partnership loans outstanding, December 31, 2024	—	—	—	(473)	(473)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2024	$1,926	$14	$794	$2,175	$4,909
Reserve for anticipated withdrawals	(199)	(14)	(73)	(422)	(708)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2024	$1,727	$—	$721	$1,753	$4,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	1,981	1,612	1,404
Foreign currency translation	(9)	—	—
Depreciation and amortization	624	567	499

Changes in assets and liabilities:
Investments segregated under federal regulations	358	(66)	2,981
Securities purchased under agreements to resell	(251)	(702)	1,092
Net payable to clients	(485)	(2,660)	(2,592)
Net receivable from brokers, dealers and clearing organizations	16	(290)	93
Receivable from mutual funds, insurance companies and other	(76)	(41)	—
Securities owned	415	248	(515)
Other assets	(170)	(206)	(54)
Lease liabilities	(350)	(338)	(326)
Accrued compensation and employee benefits	638	341	(236)
Accounts payable, accrued expenses and other	63	309	7
Net cash provided by (used in) operating activities	2,754	(1,226)	2,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(573)	(456)	(302)
Cash used in investing activities	(573)	(456)	(302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	43	58	71
Issuance of partnership interests	76	638	63
Redemption of partnership interests	(307)	(386)	(336)
Distributions from partnership capital	(1,460)	(1,193)	(1,173)
Net cash used in financing activities	(1,648)	(883)	(1,375)
Net increase (decrease) in cash, cash equivalents and restricted cash	533	(2,565)	676

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	5,817	8,382	7,706
End of year	$6,350	$5,817	$8,382

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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC"). The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2024 and 2023 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2024, 2023 and 2022 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and Edward Jones (an Ontario limited partnership), is a registered broker-dealer in Canada ("EJ Canada"). The Partnership conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2024, 2023 and 2022, see Note 15 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure other than those disclosed in Note 1.

Partnership Agreement. Under the terms of the Partnership’s Twenty-Second Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 15, 2023 (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner (as defined in the Partnership Agreement). The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. All current and future Partnership capital is subordinate to all current and future liabilities of the Partnership. The Partnership Agreement includes additional terms.

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

Contracts with mutual fund and insurance companies, as disclosed in the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients (see Trade revenue below for the associated commissions earned from clients) and earn service fees for providing certain distribution and marketing support services for those companies' products held by Edward Jones clients. For mutual funds, those service fees are based on the terms of the mutual fund prospectuses. Service fees are generally based on the average daily market value of client assets held in a company's mutual fund or insurance product. For future service fees the Partnership may earn on existing client assets, market constraints prevent reasonably estimating the transaction price and estimates could result in significant revenue reversals. Thus, service fee revenue is recognized monthly at the time the market constraints have been removed, the transaction price is known and the services have been performed.

Other asset-based fee revenue consists of revenue sharing, fund adviser fees, cash solutions and Trust Co. fees. The Partnership has agreements with clients or product providers to earn other asset-based fees for providing services to mutual funds, or marketing support or other services to product providers. Additionally, Edward Jones earns revenue from the Edward Jones Insured Bank Deposit Program (the "IBD Program"), which is an interest-bearing cash management solution for clients that offers Federal Deposit Insurance Corporation (“FDIC”) insurance coverage1. Edward Jones has agreements with FDIC-insured third-party banks to transfer available cash balances in participating clients' accounts to interest-bearing deposit accounts at those banks. The Partnership, as agent, earns net revenue from fees derived from the average daily deposit balance in the IBD Program. Other asset-based fees are generally based on asset values held in clients' accounts. The services performed for other asset-based fee contracts are a series of distinct services that are substantially the same and have the same pattern of transfer to the client. As a result, the contracts have one performance obligation, and revenue is recognized over time as the customer simultaneously receives and consumes the benefit from the services performed by the Partnership. For both service fees and other asset-based fee revenue, revenue is collected monthly or quarterly based on the agreements and the agreements generally do not have a term. Due to the timing of receipt of information, the Partnership uses estimates in recording the accruals related to certain asset-based fees, which are based on historical trends and are adjusted to reflect market conditions for the period covered.

Account and activity fee revenue – Revenue is derived from fees based on the number of accounts or activity and includes shareholder accounting services fees, self-directed individual retirement account ("IRA") fees, and other activity-based fee revenue from clients, mutual fund companies and insurance companies. The Partnership has agreements with mutual fund companies for shareholder accounting services pursuant to which the Partnership performs certain transfer agent support services, which may include tracking client holdings, distributing dividends and shareholder information to clients, and responding to client inquiries. Shareholder accounting services fees are based on the number of mutual fund positions held

1 FDIC insurance coverage for deposits held in the IBD Program is provided by FDIC-insured third-party banks on a "pass-through" basis, subject to certain conditions, pursuant to agreements with Edward Jones. FDIC insurance provides coverage for the failure of an FDIC-insured bank. The Partnership is neither FDIC-insured nor a bank. For a current list of the network of FDIC-insured third party banks participating in the IBD Program, see www.edwardjones.com/bankdeposit.

PART II

Item 8. Financial Statements and Supplementary Data, continued

by clients and fees are collected monthly or quarterly based on the agreements, which generally do not have a term. The transfer agent support services performed pursuant to a shareholder accounting services contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the client. As a result, the contract has one performance obligation, and revenue is recognized over time as the mutual fund company simultaneously receives and consumes the benefit from the services performed by the Partnership. The Partnership also earns retirement account fees for providing reporting services pursuant to the Internal Revenue Code and for account maintenance services. Clients are charged an annual fee per account for these services. Revenue is recognized over a one-year period as the services are provided, which are simultaneously received and consumed by the client.

Trade revenue – Revenue is derived from fees based on client transactions and includes commissions and principal transactions. The primary source of trade revenue is from commissions revenue earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Principal transactions are generally entered into by the Partnership to facilitate a client's buy or sell order for certain fixed income products. Brokerage contracts outline the transaction services to be performed by Edward Jones for a client under the contract and do not have a term. The transaction charge to clients varies based on the product and size of the trade. The Partnership's contracts with mutual fund and insurance companies, as disclosed in the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients and earn certain commissions, which for mutual funds, are aligned with the terms of the mutual fund prospectuses. Trade revenue is recognized at a point in time when the transaction is placed, or trade date. On trade date the client obtains control through a right to either own a security for a purchase or receive payment for a sale. Transaction charges are received no later than settlement date.

Interest and dividends revenue – Interest and dividends revenue is earned on client margin loan balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans and investment securities, none of which is based on revenue contracts with clients.

Other revenue (loss), net – Other revenue (loss), net, primarily consists of unrealized gains and losses associated with changes in the fair market value of the Partnership's investment securities held to generate income and to assist in the management of liquidity, as well as securities held to economically hedge future liabilities for its non-qualified deferred compensation plan. Unrealized gains and losses are impacted by changes in market levels and the interest rate environment.

All revenues are recorded on an accrual basis. For forms of revenue not specifically discussed above, asset-based revenue is recorded over time as the services are provided, and activity or transaction-based revenue is recorded at a point in time when the transaction occurs.

Foreign Exchange. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period. Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period. Effective January 1, 2024, the functional currency for the Partnership's Canada subsidiaries changed prospectively from U.S. dollars to Canadian dollars due to a change in facts and economic indicators, including sustained profitability in Canada, with no material impact to the Consolidated Financial Statements. As a result, foreign exchange gains and losses from the translation of EJ Canada's financial statements into U.S. dollars are reflected on the Consolidated Statements of Comprehensive Loss. Under the terms of the Partnership Agreement, other comprehensive income (loss) is allocated to partners, which results in no accumulated other comprehensive income on the Consolidated Statements of Financial Condition. Foreign exchange gains and losses are included in other revenue (loss), net on the Consolidated Statements of Income.

Profits Interests. Effective January 1, 2024, the Partnership began issuing Profits Interests to certain eligible associates in the U.S., to enable them to further share in the Partnership's Net Income, as defined in the Partnership Agreement as income and other comprehensive income before allocations to partners. Profits Interests do not require a capital investment but, like Interests, give the holder the right to allocations and distributions of the Partnership's Net Income before allocations to subordinated limited partners and general partners. The amount of Net Income allocated to a Profits Interests holder is based on a bookkeeping measure expressed in terms of a notional U.S. dollar amount ("Notional Capital") held by such Profits Interests holder. Profits Interests have no book value, are not redeemable for any value in the future, and expire upon the earlier of the redemption of the Profits Interests or at the end of their stated term. To the extent the Partnership

PART II

Item 8. Financial Statements and Supplementary Data, continued

experiences a Net Loss for a given calendar year, as defined in the Partnership Agreement, Profits Interests holders, like limited partners, would not be allocated such Net Loss. Profits Interests typically have a maximum three-calendar year term from the date of issuance. Profits Interests are considered mandatorily redeemable under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 480, Distinguishing Liabilities from Equity. Undistributed Partnership Net Income allocations are included in reserve for anticipated withdrawals on the Consolidated Statements of Financial Condition until distributed. The Partnership's Net Income allocations for Profits Interests are disclosed separately on the Consolidated Statements of Income and Consolidated Statements of Changes in Partnership Capital and Profits Interests.

Profits Interests are intended to be granted as part of an associate recognition and retention program. The Partnership granted and issued Profits Interests for no cash consideration on January 1, 2024 and 2025, to provide Profits Interests holders with allocations of Net Income based upon a $263 and $196 Notional Capital amount for the 2024 and 2025 calendar years, respectively. The Profits Interests are fully vested and participate in Net Income allocations upon grant. Any future rights to allocations and distributions of the Partnership's Net Income will be forfeited upon termination of the Profits Interests. Profits Interests have zero fair value on the grant date, therefore no compensation expense is recognized upon issuance or over their stated term. During 2024, $3 of Notional Capital was forfeited and $15 of Notional Capital expired.

Fair Value. Substantially all of the Partnership’s financial assets and financial liabilities covered under FASB ASC No. 820, Fair Value Measurement and Disclosure (“ASC 820”), are carried at fair value or at contracted amounts which approximate fair value given the short time to maturity.

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2024 and 2023.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

Fractional Shares. Clients may receive fractional share interests through the Partnership's dividend reinvestment and dollar cost averaging programs. The Partnership records these fractional shares, which are considered encumbered assets, at fair value in other assets with associated liabilities in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition as the Partnership must fulfill its clients' future fractional share redemptions. The liabilities are initially recorded at the dollar amount received from clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue (loss), net in the Consolidated Statements of Income, with no impact on income before allocations.

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices. Investment securities, which are primarily held to generate income, also assist in the management of Firm liquidity or economically hedge future liabilities for the non-qualified deferred compensation plan explained below. The unrealized gains and losses for investment securities are recorded in other revenue (loss), net in the Consolidated Statements of Income. The Partnership also purchases and holds inventory securities for retail sales to its clients but does not trade those positions for the purpose of generating gains for its own account. The related unrealized gains and losses and the interest earned on inventory securities are recorded in trade revenue and interest and dividends, respectively, in the Consolidated Statements of Income.

Fixed Assets. Fixed Assets include buildings and leasehold improvements, equipment, software, and land. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to seven years. Software includes purchased software licenses and internally developed software. Internally developed software consists of labor and consulting costs to develop and implement new software or modify existing software to improve functionality for the Partnership's internal use, while costs in other project phases are expensed as incurred. Software is depreciated using the straight-line method over its estimated useful life. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized and depreciated once the asset is placed into service. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded as other revenue (loss), net in the Consolidated Statements of Income. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair value.

Non-qualified Deferred Compensation Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability of $277 for the future payments due to financial advisors participating in the plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income. The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan. These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue (loss), net in the Consolidated Statements of Income. Each period, the net impact of the change in future amounts owed to financial advisors in the plan and the change in value of the investment securities are approximately the same, resulting in minimal net impact to the Consolidated Financial Statements.

Retirement Transition Plans. Eligible retiring financial advisors are offered individually tailored retirement transition plans. Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement. Generally, the retirement and transition agreement is for five years. During the first two years the retiring financial advisor remains an employee and provides client transition services. The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years. Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years. Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan. As of December 31, 2024, $228 was accrued for future payments to financial advisors who have already started a plan, approximately $98 of which is expected to be paid in 2024. As of December 31, 2023, $150 was accrued. Successor financial advisors receive reduced compensation on transitioned assets for up to five years.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Lease Accounting. The Partnership leases branch office space under numerous operating leases from non-affiliates and to a lesser extent, financial advisors or their affiliates. Branch offices are generally leased for terms of five years and generally contain a renewal option. Renewal options are not included in the lease term if it is not reasonably certain the Partnership will exercise the renewal option. The Partnership also leases a home office space and land from non-affiliates with terms ranging from 12 to 30 years.

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

Income Taxes. The Partnership, as a pass-through entity for federal and state income tax purposes, does not incur income tax. Profits and losses are included in the income tax returns of JFC's general, subordinated limited and limited partners and Profits Interests holders. For the jurisdictions in which the Partnership is liable for income tax payments, the income tax provisions are immaterial (see Note 11).

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. In accordance with ASC 480, income allocable to limited partners, Profits Interests holders, subordinated limited partners and general partners is classified as a reduction of income before allocations, which results in a presentation of zero net income for the years ended December 31, 2024, 2023 and 2022. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

Net Income, as defined in the Partnership Agreement, is equivalent to income and other comprehensive income (loss) before allocations. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital and Profits Interests holders in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions, including capital contributions financed with loans from the Partnership, and Notional Capital for Profits Interests holders. First, limited partners are allocated Net Income in accordance with the prescribed formula for their share of net income. Limited partners and Profits Interests holders generally do not share in the Net Loss, as defined in the Partnership agreement, in any year in which there is a Net Loss and the Partnership is not dissolved or liquidated. Profits Interests holders are allocated their share of Net Income subsequent to limited partners but before subordinated limited partners and general partners are allocated the remaining Net Income or Net Loss based on formulas as defined in the Partnership Agreement.

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

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements as the debtors have the right to redeem or substitute the collateral on short notice. Collateral held as of December 31, 2024 and 2023 was $5,119 and $4,231, respectively, and was not repledged or sold. The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Financial Industry Regulatory Authority (“FINRA”) rules. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent maintenance requirement than FINRA Rule 4210. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of December 31, 2024 and 2023, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of December 31, 2024 and 2023.

Securities Purchased under Agreements to Resell

The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing and are carried at contractual cost with accrued interest in receivable from mutual funds, insurance companies and other within the Consolidated Statements of Financial Condition. The value of securities held as collateral for these receivables is not reflected in the Consolidated Statement of Financial Condition as the debtors have the right to redeem or substitute the collateral on short notice. The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements. In the event that the fair value of the collateral does not meet the contractual minimums, the counterparty is obligated to meet any shortfall promptly. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. The fair value of the collateral related to these agreements was $1,414 and $1,158 as of December 31, 2024 and 2023, respectively, and was not repledged or sold.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT, as defined in the Partnership Agreement) who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 9. General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans. As such, the risk of loss is remote, and the expected credit loss was zero as of December 31, 2024 and 2023.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund adviser fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of December 31, 2024 and 2023.

Recently Issued and Adopted Accounting Standards. In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires reporting entities to provide enhanced disclosures for significant segment expenses on an annual and interim basis. Additionally, entities must disclose the title and position of the Chief Operating Decision Maker and an explanation of how reported measures are used in assessing performance. The Partnership adopted ASC 2023-07 for the year ended December 31, 2024, as well as interim periods thereafter on a retrospective basis. There was no impact to the Consolidated Financial Statements. See Note 15.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires reporting entities to disclose, in the notes to financial statements, specified information about certain costs and expenses. The Partnership is in the process of evaluating the update and expects to adopt ASU 2024-03 for the 2027 annual financial statements, as well as interim periods thereafter.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 2 – LEASES

For the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $350 and $338, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities was $391 and $437, respectively. The weighted-average remaining lease term was four years as of both December 31, 2024 and 2023, and the weighted-average discount rate was 4.0% and 3.7%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the years ended December 31:

	2024	2023	2022
Operating lease cost	$348	$337	$328
Variable lease cost	70	67	61
Total lease cost	$418	$404	$389

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

December 31, 2024
2025	$343
2026	295
2027	234
2028	169
2029	94
Thereafter	102
Total lease payments	1,237
Less: Interest	112
Total present value of lease liabilities	$1,125

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 3 – REVENUE

The following tables show the Partnership's disaggregated revenue information for the years ended December 31:

2024	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$9,274	$189	$9,463
Service fees	1,523	104	1,627
Cash solutions fees	580	—	580
Other asset-based fees	738	—	738
Total asset-based fee revenue	12,115	293	12,408
Account and activity fee revenue:
Shareholder accounting services fees	466	—	466
Other account and activity fee revenue	275	14	289
Total account and activity fee revenue	741	14	755
Total fee revenue	12,856	307	13,163
Trade revenue:
Commissions	1,483	50	1,533
Principal transactions	216	11	227
Total trade revenue	1,699	61	1,760
Total revenue from customers	14,555	368	14,923
Net interest and dividends and other revenue	1,006	75	1,081
Net revenue	$15,561	$443	$16,004

2023	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,656	$158	$7,814
Service fees	1,378	98	1,476
Cash solutions fees	578	—	578
Other asset-based fees	650	—	650
Total asset-based fee revenue	10,262	256	10,518
Account and activity fee revenue:
Shareholder accounting services fees	462	—	462
Other account and activity fee revenue	270	14	284
Total account and activity fee revenue	732	14	746
Total fee revenue	10,994	270	11,264
Trade revenue:
Commissions	1,210	40	1,250
Principal transactions	220	12	232
Total trade revenue	1,430	52	1,482
Total revenue from customers	12,424	322	12,746
Net interest and dividends and other revenue	985	67	1,052
Net revenue	$13,409	$389	$13,798

PART II

Item 8. Financial Statements and Supplementary Data, continued

2022	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,237	$147	$7,384
Service fees	1,405	107	1,512
Cash solutions fees	280	—	280
Other asset-based fees	632	—	632
Total asset-based fee revenue	9,554	254	9,808
Account and activity fee revenue:
Shareholder accounting services fees	454	—	454
Other account and activity fee revenue	225	13	238
Total account and activity fee revenue	679	13	692
Total fee revenue	10,233	267	10,500
Trade revenue:
Commissions	1,273	45	1,318
Principal transactions	158	8	166
Total trade revenue	1,431	53	1,484
Total revenue from customers	11,664	320	11,984
Net interest and dividends and other revenue	238	47	285
Net revenue	$11,902	$367	$12,269

The Partnership derived 11% of its total revenue for the year ended December 31, 2022, from one mutual fund company. The revenue generated from this company primarily relates to business conducted with the Partnership’s U.S. segment.

NOTE 4 – RECEIVABLES

As of December 31, 2024, 2023 and 2022, $883, $732 and $637, respectively, of the receivable from clients balance related to revenue contracts with customers.

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31:

	2024	2023
Deposit for Canadian retirement accounts	$444	$412
Fees from mutual funds and insurance companies	$377	343
Other receivables	146	136
Total	$967	$891

The deposit for Canadian retirement accounts is required by Canadian regulations. The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

The receivable from mutual funds and insurance companies is related to revenue contracts with customers. The balance was $328 as of December 31, 2022.

NOTE 5 – PAYABLE TO CLIENTS

Payable to clients is composed of cash amounts held by the Partnership due to clients. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest, which was 0.55%, 1.00% and 0.85% as of December 31, 2024, 2023 and 2022, respectively, on the vast majority of credit balances in client accounts. The total interest paid to clients for the years ended December 31, 2024, 2023 and 2022 was $120, $148 and $50, respectively.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 6 – FAIR VALUE

The following tables show the Partnership's financial assets and liabilities measured at fair value:

	December 31, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$170	$—	$170
Money market funds	92	—	—	92
Total cash equivalents	$92	$170	$—	$262

Investments segregated under federal regulations:
U.S. treasuries	$10,134	$—	$—	$10,134
Certificates of deposit	—	900	—	900
Total investments segregated under federal regulations	$10,134	$900	$—	$11,034

Securities owned:
Investment securities:
Mutual funds(1)	$362	$—	$—	$362
Government and agency obligations	197	—	—	197
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$567	$112	$—	$679

Inventory securities:
Municipal obligations	$—	$26	$—	$26
Equities	15	—	—	15
Corporate bonds and notes	—	11	—	11
Mutual funds	6	—	—	6
Government and agency obligations	4	—	—	4
Certificates of deposit	—	1	—	1
Total inventory securities	$25	$38	$—	$63

Other assets:
Client fractional share ownership assets	$936	$—	$—	$936

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$936	$—	$—	$936

PART II

Item 8. Financial Statements and Supplementary Data, continued

	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$179	$—	$179
Money market funds	76	—	—	76
Total cash equivalents	$76	$179	$—	$255

Investments segregated under federal regulations:
U.S. treasuries	$9,893	$—	$—	$9,893
Certificates of deposit	—	1,500	—	1,500
Total investments segregated under federal regulations	$9,893	$1,500	$—	$11,393

Securities owned:
Investment securities:
Government and agency obligations	$600	$—	$—	$600
Mutual funds(1)	346	—	—	346
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	11	—	—	11
Total investment securities	$957	$112	$—	$1,069

Inventory securities:
Municipal obligations	$—	$29	$—	$29
Equities	$21	$—	$—	$21
Certificates of deposit	$—	$20	$—	$20
Mutual funds(1)	$9	$—	$—	$9
Corporate bonds and notes	$—	$5	$—	$5
Government and agency obligations	4	—	—	4
Total inventory securities	$34	$54	$—	$88

Other assets:
Client fractional share ownership assets	$824	$—	$—	$824

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$824	$—	$—	$824

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 7 – FIXED ASSETS

The following table shows the Partnership's fixed assets as of December 31:

	2024	2023
Buildings and leasehold improvements	$1,303	$1,229
Software	1,041	704
Equipment, furniture and fixtures	823	738
Land	48	47
Fixed assets, at cost	3,215	2,718
Less: accumulated depreciation	1,476	1,369
Less: accumulated software amortization	342	256
Fixed assets, net	$1,397	$1,093

Depreciation expense on equipment, property and improvements of $160, $148 and $126 and amortization expense on software of $106, $75 and $43 is included in the Consolidated Statements of Income within the occupancy and equipment and communications and data processing line items for the years ended December 31, 2024, 2023 and 2022, respectively.

The Partnership's weighted average amortization period for software was five years as of December 31, 2024 and 2023.

The following table shows the expected future amortization of software, excluding $249 of capitalized software costs not yet placed in service that will be amortized in future periods, as of December 31:

2024
2025	$134
2026	120
2027	92
2028	60
2029	31
Thereafter	13
Total	$450

The Partnership's capital expenditures were $573, $456 and $302 for the years ended December 31, 2024, 2023 and 2022, respectively. The capital expenditures in 2024 were primarily related to continued investment in software and other technology and construction and facilities improvements at various branch and home office locations.

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31:

	2024	2023
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of December 31, 2024, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of December 31, 2024 or December 31, 2023. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2024 and 2023, except for periodically testing draw procedures.

NOTE 9 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT) who require financing for some or all of their Partnership capital contributions. Loans made by the Partnership to such partners were generally for a period of one year and bore interest at the greater of the Prime Rate for the last business day of the prior fiscal month or 3.25% per annum. Loans were renewed for 2025. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of December 31, 2024 and 2023, the outstanding amount of Partnership loans was $473 and $439, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $46, $40 and $18 for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31:

	2024	2023
Partnership loans outstanding at beginning of year	$439	$335
Partnership loans issued during the year	270	319
Repayment of Partnership loans during the year	(236)	(215)
Total Partnership loans outstanding	$473	$439

The minimum 7.5% annual return on the face amount of limited partnership capital was $131, $132 and $91 for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the SEC on December 8, 2021, to register $700 of Interests issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In early 2023, the Partnership issued $568 of Interests under the 2021 Plan. The remaining $132 may be issued at the discretion of the Managing Partner in the future. The Partnership also issued $7 in 2024 pursuant to a private placement offering and may issue additional Interests and Profits Interests from time to time in the future. Proceeds from these offerings of Interests are expected to be used to meet growth needs or for other purposes.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

EJ Canada is a registered broker-dealer regulated by the Canadian Investment Regulatory Organization ("CIRO"). Under the regulations prescribed by CIRO, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and results of operations.

The following table shows the Partnership's capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	December 31, 2024	December 31, 2023
U.S.:
Net capital	$938	$981
Net capital in excess of the minimum required	$873	$919
Net capital as a percentage of aggregate debit items	28.9%	31.7%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	5.2%	13.0%

Canada:
Regulatory risk-adjusted capital	$71	$136
Regulatory risk-adjusted capital in excess of the minimum required	$69	$134

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate daily.

NOTE 11 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners and Profits Interests holders. However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2024 and 2023, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $190 and $291, respectively. The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid. Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2024 and 2023 and is not aware of any tax positions that will significantly change during the next twelve months. The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. Tax years prior to 2021 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees, U.S. general partners and service partners, a Group Registered Retirement Savings Plan covering all eligible EJ Canada employees and Canadian general partners, and a Deferred Profit Sharing Plan covering all eligible EJ Canada employees. The Partnership contributed approximately $360, $307 and $263 in total to these plans in early 2025, 2024 and 2023 respectively, for the years ended December 31, 2024, 2023 and 2022.

In addition to the contribution above, the Partnership contributed approximately $80, $73 and $48 to the profit sharing plan in early 2025, 2024 and 2023, respectively, applying mandatory profit sharing contributions that were withheld from service partners during the years ended December 31, 2024, 2023 and 2022.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 13 – COMMITMENTS, GUARANTEES AND RISKS

As of December 31, 2024, the Partnership would be subject to termination fees of approximately $418 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations and marketing. As of December 31, 2024, the Partnership made no such decision to terminate these services. Termination fees for contracts already in force will decrease over the corresponding contract periods, which generally expire within the next three years.

As of December 31, 2024, the Partnership has a revolving line of credit available (see Note 8).

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain defendants, withdrew the Securities Act claims, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations. The defendants filed a motion to dismiss, the plaintiffs subsequently withdrew

PART II

Item 8. Financial Statements and Supplementary Data, continued

their Investment Advisers Act claims, and on November 12, 2019, the district court granted the defendants' motion to dismiss all other claims. The plaintiffs appealed the district court's dismissal of certain of their state law claims on jurisdictional grounds but did not appeal the dismissal of the remaining claims. On March 4, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those state law claims. After further appellate proceedings in the Ninth Circuit, defendants filed a petition for certiorari with the U.S. Supreme Court, which was denied on January 18, 2022. On February 2, 2022, the defendants filed a renewed motion to dismiss the plaintiffs' remaining state law claims. On May 9, 2022, the court dismissed the second amended complaint without prejudice. On May 31, 2022, the plaintiffs filed a third amended complaint alleging a single claim of breach of fiduciary duty under Missouri and California law against a single defendant, Edward Jones, which Edward Jones moved to dismiss on June 21, 2022. The district court denied the motion to dismiss in an order filed on October 26, 2022. Edward Jones filed its answer to the third amended complaint on November 14, 2022. On September 22, 2023, the plaintiffs moved for class certification. On the same date, Edward Jones moved for summary judgment on the plaintiffs' individual claims and to dismiss the third amended complaint on jurisdictional grounds. The district court entered an order denying the motion to dismiss on January 8, 2024 and held a hearing on Edward Jones' motion for summary judgment on May 23, 2024. On September 9, 2024, the district court entered an order granting Edward Jones' motion for summary judgment and denying all other pending motions as moot, including the motion for class certification. Plaintiffs have appealed the judgment in favor of Edward Jones, which appeal is pending. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

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

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss as of December 31, 2024, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

PART II

Item 8. Financial Statements and Supplementary Data, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $20 as of December 31, 2024. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of December 31, 2024 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 15 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada. The accounting policies of the segments, including how revenues are derived, are the same as those described in Note 1 – Summary of Significant Accounting Policies. Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership's Canada operations, which primarily occur through a non-guaranteed subsidiary of the Partnership. For computation of Canada segment information, the Partnership does not eliminate intercompany items, such as management fees paid to affiliated entities. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. The CODM is the Managing Partner of JFC.

The Managing Partner evaluates segment performance based upon income before allocations. Income before allocations margin represents income before allocations as a percentage of total revenue. Variable compensation is determined at the Partnership level for profit sharing and home office associate and client support team professionals' bonus amounts, and therefore is allocated to each geographic segment. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors. Net interest and dividends revenue, depreciation and amortization and total assets for each segment, which are not used by the CODM to evaluate segment performance or allocate resources, are provided for informational purposes.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31:

	U.S.			Canada			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net revenue	$15,561	$13,409	$11,902	$443	$389	$367	$16,004	$13,798	$12,269
FA compensation	6,035	5,069	4,665	173	149	148	6,208	5,218	4,813
Home office operating expense	3,019	2,927	2,312	98	94	76	3,117	3,021	2,388
Branch office operating expense	2,195	2,046	1,868	67	63	61	2,262	2,109	1,929
Variable compensation	2,386	1,798	1,694	50	40	41	2,436	1,838	1,735
Operating expenses	13,635	11,840	10,539	388	346	326	14,023	12,186	10,865
Income before allocations	$1,926	$1,569	$1,363	$55	$43	$41	$1,981	$1,612	$1,404

Income before allocations margin	12.2%	11.5%	11.3%	12.3%	11.0%	11.0%	12.2%	11.4%	11.3%
Net interest and dividends revenue	$906	$841	$354	$45	$44	$18	$951	$885	$372
Depreciation and amortization	$608	$552	$483	$16	$15	$16	$624	$567	$499
Total assets	$27,837	$26,926	$28,761	$1,127	$1,077	$1,131	$28,964	$28,003	$29,892

NOTE 16 – RELATED PARTIES

As of December 31, 2024, the Partnership leased approximately 12% of its branch office space from its financial advisors or their affiliates. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023 were $124 and $125 and $114 and $116, respectively. Lease cost related to these leases was $48, $45 and $41 for the years ended December 31, 2024, 2023, and 2022, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties. See Note 2 for additional information about the Partnership's leases.

Olive Street has primary responsibility for setting the overall investment strategies and selecting and managing sub-advisers of the Money Market Fund and BB Trust, subject to the review and approval of the Money Market Fund's Board of Trustees and BB Trust's Board of Trustees, respectively. Olive Street provides investment advisory services to the Money Market Fund and the twelve sub-advised mutual funds comprising the BB Trust, which are offered to clients of Edward Jones. Olive Street has contractually agreed to reimburse fund operating expenses to the extent necessary to limit the annual operating expenses of the Money Market Fund. For the years ended December 31, 2024 and 2023, Olive Street earned $60 and $57 in investment management fees on the Money Market Fund, respectively, with no waived fees. For the year ended December 31, 2022, Olive Street and a former wholly-owned subsidiary of the Partnership earned $56 in investment management fees from the Money Market Fund, respectively, net of waived fees of $8. The investment adviser fee revenue earned by Olive Street from the BB Trust, included within asset-based fee revenue in the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income. The total amounts recognized for the years ended December 31, 2024, 2023 and 2022 were $305, $260 and $239, respectively.

Edward Jones earns certain fees from the Money Market Fund, some or all of which may be voluntarily waived. For the year ended December 31, 2024, 2023 and 2022, Edward Jones earned total fees of $145, $136 and $103, net of waived fees of $43, $42 and $89, respectively. Edward Jones waived fees to limit the Money Market Fund's annual operating expenses, as well as to maintain a positive client yield during 2022.

Edward Jones Foundation ("Foundation") is a non-profit organization that supports national, regional, and local nonprofits to advance a range of community causes championed by the Partnership, its affiliates and employees. The officers and directors of the Foundation are JFC general partners, and Edward Jones is the sole contributor of funds. Contributions are voluntary and at the discretion of Edward Jones each year.

PART II

Item 8. Financial Statements and Supplementary Data, continued

In the normal course of business, partners and associates of the Partnership use the same advisory, brokerage and trust services of the Partnership as unrelated third parties, with certain discounts on commissions and fees for certain services. The Partnership has included balances arising from such transactions in the Consolidated Financial Statements on the same basis as other clients.

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral	Net amount
2024	$1,390	$-	1,390	—	(1,390)	$—
2023	$1,139	$-	1,139	—	(1,139)	$—

NOTE 18 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31:

	2024	2023	2022
Cash paid for interest	$255	$282	$141
Cash paid for taxes	$12	$33	$17

Non-cash activities:
Issuance of general partnership interests through partnership loans in current year	$270	$319	$276
Repayment of partnership loans through distributions from partnership capital in current year	$193	$157	$191
Declared distributions for retired partnership capital in current year but unpaid at year end(1)	$182	$140	$219

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table reconciles certain line items in the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance in the Consolidated Statements of Cash Flows for the years ended December 31:

	2024	2023	2022
Cash and cash equivalents	$2,273	$1,645	$1,882
Cash and investments segregated under federal regulations	15,112	15,565	17,827
Less: Investments segregated under federal regulations	11,035	11,393	11,327
Total cash, cash equivalents and restricted cash	$6,350	$5,817	$8,382

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 28, 2025, the Partnership was composed of 33,913 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of February 28, 2025, 606 were general partners, 33,745 were limited partners, 762 were subordinated limited partners and 2,694 were Profits Interests holders.

Managing Partner. Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership’s business. Under the terms of the Partnership Agreement, the Managing Partner's powers include, but are not limited to, the power to admit and dismiss general partners and the power to adjust the proportion of their respective interests in the Partnership, subject to the ELT's authority to override the same. The Managing Partner serves for an indefinite term and may be removed by a majority vote of the ELT (as discussed below) or a vote of the general partners holding a majority percentage ownership in the Partnership. If at any time the office of the Managing Partner is vacant, the ELT will succeed to all the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the ELT. The Partnership, under the leadership of the Managing Partner provides management and administrative services to JFC’s operating subsidiaries pursuant to services agreements.

Enterprise Leadership Team. The ELT consists of the Managing Partner and up to 15 additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. Under the terms of the Partnership Agreement, the members of the ELT are the executive officers of the Partnership. The purpose of the ELT is to provide counsel and advice to the Managing Partner in discharging their functions, including the consideration of ownership of Partnership capital, appropriately managing Partnership’s business risks and helping to establish the strategic direction of the Partnership. In addition, the ELT takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. ELT members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the ELT shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the ELT. The Partnership does not have a formal code of ethics that applies to its ELT members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. Throughout 2024, the ELT included Penny Pennington, Chairman, Andrew Miedler, Kenneth Cella, Jr., David Chubak, Lisa Dolan, David Gunn, Lena Haas, Tina Hrevus, Kristin Johnson, Francis LaQuinta, Hasan Malik, Suzan McDaniel, and Timothy Rea. Effective January 8, 2024, the Managing Partner appointed Keir Gumbs to the ELT. Wayne Roberts also served as a member of the ELT prior to transitioning to a new role effective December 31, 2024.

The following table is a listing as of February 28, 2025 of the members of the ELT, the year in which each member became a general partner and each member’s area of responsibility. Under the terms of the Partnership Agreement, all general partners, including the Managing Partner and other members of the ELT, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65. The members’ biographies are below.

		Enterprise	General
Name	Age	Leadership Team	Partner	Area of Responsibility
Penny Pennington	61	2014	2006	Managing Partner
Andrew Miedler	47	2021	2011	Chief Financial Officer
Kenneth Cella, Jr.	55	2014	2002	Head of External Affairs
David Chubak	44	2022	2022	Head of Branch Development and U.S. Business Unit
Lisa Dolan	58	2020	2007	Head of Branch Operations and Shared Services
Keir Gumbs	50	2024	2023	Chief Legal Officer
David Gunn	52	2022	2008	President, Edward Jones Canada
Lena Haas	49	2022	2018	Head of Wealth Management Advice and Solutions
Tina Hrevus	58	2021	2012	Managing Partner's Chief of Staff
Kristin Johnson	53	2019	2006	Chief Transformation Officer
Francis LaQuinta	61	2021	2016	Head of Digital, Data and Operations
Hasan Malik	51	2022	2022	Chief Strategy Officer
Suzan McDaniel	53	2022	2020	Chief Human Resources Officer
Timothy Rea	56	2021	2016	Chief Experience, Brand and Marketing Officer

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019. She held a number of senior leadership roles in key divisions prior to becoming Managing Partner. She led the Client Strategies Group (now known as Wealth Management Advice and Solutions), the New Financial Advisor Training department, Branch Office Administrator Development department and Branch and Region Development division. Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia. In 2023, Ms. Pennington was elected to serve a three-year term as a large-firm governor of the FINRA Board of Governors. Ms. Pennington is an active member of the St. Louis community, serving on the boards of the Federal Reserve Bank of St. Louis, the Donald Danforth Plant Science Center, and the Washington University in St. Louis Board of Trustees.

Andrew Miedler, Chief Financial Officer – Mr. Miedler joined the Partnership in 2002 in the Equity Research department as an analyst, was named a general partner in 2011 and has served as Chief Financial Officer since November 2021, responsible for the performance of the Finance Division. Before becoming Chief Financial Officer, Mr. Miedler joined the Finance division in 2014 and became Finance division leader in 2020. In 2023, Mr. Miedler also assumed responsibility for Enterprise Risk Management. Previously, he was responsible for the Packaged Products and Capital Markets areas of Product Review. Mr. Miedler holds a Chartered Financial Analyst designation and earned his bachelor's and master's degrees from the University of Missouri-Columbia.

Kenneth Cella, Jr., Head of External Affairs – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. In 2023, Mr. Cella became head of the External Affairs division responsible for fostering strategic partnerships and expanding relationships with policymakers, industry leaders and other influencers to make a greater impact on society. Additionally, he oversees Purpose, Community and Philanthropy, ensuring the firm's commitment to social impact and community engagement. Previously, he was responsible for the Branch Development division across the United States and Canada, the Client Strategies Group (now known as Wealth Management Advice and Solutions), a number of senior leadership roles across divisions and worked as a financial advisor. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis. Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors as chair-emeritus, the Private Client/Wealth Management Sub-Committee and the SIFMA Foundation.

David Chubak, Head of Branch Development and U.S. Business Unit – Mr. Chubak joined Edward Jones in 2022 as general partner and head of the U.S. business unit. In 2023, he also assumed responsibility for leading the Branch Development division. Prior to joining the Partnership, Mr. Chubak spent nearly a decade at Citigroup, most recently serving as the CEO of Citigroup's Retail Bank, where he led all Retail channels, as well as product management, segments and risk management. Mr. Chubak is a graduate of New York University School of Law and earned his bachelor's degree from Columbia University.

Lisa Dolan, Head of Branch Operations and Shared Services – Ms. Dolan joined Edward Jones in 2005 and was named a general partner in 2007. Ms. Dolan has held leadership roles throughout the Finance division, assuming leadership of Finance in 2016. In 2020, Ms. Dolan assumed responsibility for leading the operations of the Firm. Ms. Dolan currently leads the Branch Operations and Shared Services area, which includes Service, Branch Development Strategy & Operations, Real Estate & Workplace Solutions and Firm Planning & Strategic Execution. Ms. Dolan is a certified public accountant and earned degrees in accounting and finance from Saint Louis University.

Keir Gumbs, Chief Legal Officer – Mr. Gumbs joined Edward Jones in 2023 and was named a general partner on January 1, 2024. As Chief Legal Officer Mr. Gumbs has responsibility for leading Legal and Compliance. Prior to joining the Partnership, Mr. Gumbs was Chief Legal Officer for Broadridge Financial Solutions for two years, responsible for overseeing its Legal, Compliance and Physical Security teams and co-leading Regulatory and Government Affairs. Prior to his experience at Broadridge Financial Solutions, he spent three years at Uber Technologies, Inc., most recently serving as the Vice President, Deputy General Counsel and Deputy Corporate Secretary. Mr. Gumbs is a graduate of University of Pennsylvania School of Law and earned his bachelor's degree from Ohio State University.

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

Lena Haas, Head of Wealth Management Advice and Solutions – Ms. Haas joined Edward Jones in 2017 and was named a general partner in 2018. She led the Firm's Banking and Trust areas and subsequently expanded her leadership to the Investment Advisory and Products areas. In 2022, she became head of the Wealth Management Advice and Solutions division. Ms. Haas serves on the Boards of Trustees of the Edward Jones Money Market Fund and Bridge Builder Trust. She earned her bachelor’s degree from Tufts University, an MBA from Harvard Business School, and completed Kellogg School of Management Women’s Senior Leadership program.

Tina Hrevus, Managing Partner's Chief of Staff – Ms. Hrevus joined Edward Jones in 1987, was named a general partner in 2012 and joined the Managing Partner's Office in 2019. Ms. Hrevus has held leadership roles responsible for Marketing and communication disciplines and brings more than 30 years of marketing expertise to strengthen and support the Managing Partner’s office. Ms. Hrevus serves as the Managing Partner's chief of staff. Ms. Hrevus is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute and the University of Missouri-Columbia's School of Journalism.

Kristin Johnson, Chief Transformation Officer – Ms. Johnson joined the Partnership in 1995 and was named a general partner in 2006. Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for CSTPs. Ms. Johnson served as the Firm's Chief Human Resources Officer between 2019 and September 2022 and now serves as the Firm's Chief Transformation Officer. Ms. Johnson earned her bachelor's degree from the University of Illinois, a master's in information management from Webster University and completed Washington University's executive MBA program.

Francis LaQuinta, Head of Digital, Data and Operations – Mr. LaQuinta joined the Edward Jones Technology division in 2016 as general partner and senior director for Strategic Delivery. Mr. LaQuinta served as the Firm's Chief Information Officer between 2018 and September 2023 and now serves as the Firm's head of Digital, Data and Operations divisions. Prior to joining the Partnership, he spent six years at UBS, most recently serving as the CIO of UBS's Wealth Management Americas. Mr. LaQuinta earned a bachelor's and master's degree from Pace University.

Hasan Malik, Chief Strategy Officer – Mr. Malik joined the Partnership in 2022 as general partner and co-head of Firm Strategy, becoming Chief Strategy Officer at the beginning of 2023. Prior to joining Edward Jones, Mr. Malik was head of strategy at Goldman Sachs. Before joining Goldman Sachs, he held various executive roles with Visa, Inc. and McKinsey & Company, Inc. Mr. Malik earned his bachelor's degree and MBA from the Institute of Business Administration in Karachi, Pakistan and also has an MBA in finance and entrepreneurship from the University of Chicago.

Suzan McDaniel, Chief Human Resources Officer – Ms. McDaniel joined Edward Jones in 2020 as general partner and head of Human Resources Talent, became head of the Human Resources division in 2021, and was named the Firm's Chief Human Resources Officer in 2022. Ms. McDaniel previously served more than eight years as a vice president in Human Resources and Business Transformation at BHP in Melbourne, Australia. Her career also includes roles at Hewlett-Packard, Bristol Myers Squibb, Ford Motor Company and Hogan Assessment Systems. Ms. McDaniel earned her Ph.D. and master's degree in industrial and organizational psychology and her bachelor's degree in psychology from the University of Tulsa.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Audit Committee. Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Partnership's independent auditors. Additionally, the Audit Committee is responsible for assisting the Managing Partner and the ELT with, among other things, reviewing the Partnership’s financial statements and related disclosures prior to filing, overseeing the integrity of the Partnership's financial reporting process and the Partnership’s internal control structure including the financial reporting control requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), overseeing the performance of the Partnership’s Internal Audit division and overseeing the Partnership's cybersecurity and information security programs.

As of February 28, 2025, the Audit Committee was comprised of Hasan Malik, Chair, Penny Pennington, Lisa Dolan, Keir Gumbs, David Gunn, and independent members of the committee Jeffrey Bierman and Sandra Pundmann.

Ms. Dolan meets the requirements adopted by the SEC for qualification as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K. Audit Committee members are appointed by the Managing Partner. Independent members serve for a six-year term, internal members serve for an indefinite term and all members may be removed by the Managing Partner.

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

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement. The Managing Partner is ultimately responsible for the Partnership's risk management. The Managing Partner has designated the ELT as having responsibility for overall risk management of the Firm with each ELT member responsible for business segments or broad functional areas of the Partnership. The ELT is responsible for overseeing the Partnership's risk management framework comprised of a system of enterprise risk standards, governance and oversight, and enterprise, divisional and functional risk management capabilities to enable the management of risks in support of the Firm's strategic objectives, to protect its culture and reputation, and promote financial stability. The Partnership's Chief Risk Officer is responsible to the Chief Financial Officer, a member of the ELT.

The Partnership's management-level Enterprise Risk Management Committee ("ERMC") is co-Chaired by the Partnership's Chief Risk Officer and Head of Enterprise Risk Management ("ERM") and meets at least six times per year. The ERMC is co-sponsored by the Chief Financial Officer and the Chief Legal Officer, both members of the ELT. The ERMC membership includes leaders of divisional and functional risk and control functions to provide coverage of significant risks to the Partnership. The ERMC assists the Managing Partner and the ELT in fulfilling their oversight responsibilities regarding enterprise risk management of the Firm, the governance structure supporting it and the Firm's risk profile. The ERMC supports the firmwide approach to risk management and exercises delegated authority to review, approve and monitor risk management policies, frameworks and programs.

The Audit Committee, through its activities, also supports the ELT in its ongoing risk management responsibilities. The Audit Committee is responsible for reviewing Internal Audit reports on the assessment of the Partnership's control environment, overseeing key risk areas related to financial controls and overseeing cybersecurity and information security programs and risks.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

In addition to the committees discussed above, the ERM department and risk teams embedded in Partnership divisions and functions also assist the ELT in its ongoing risk management activities through their day-to-day responsibilities, by maintaining and implementing risk frameworks, standards, processes and activities to facilitate enterprise-wide execution. ERM, divisional and functional risk management teams and Internal Audit support partners and associates with identifying, assessing, managing, monitoring, and reporting on risks in their business segments and functional capabilities. All associates are encouraged to speak up when they see something that is causing or could cause harm to the Partnership's clients, communities, colleagues, business, operations, or reputation.

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

Operational Risks

There is an element of operational risk inherent within all of the Partnership’s business activities arising from technology, external threats, internal processes and associates and third-party relationships. The Partnership's business model is dependent on complex internal information technology systems, and those of third parties the Partnership relies on, and there is a degree of exposure to systems failure and security incidents, particularly with legacy infrastructure. The Partnership is also dependent upon third parties to provide tools that support branch teams' interactions with clients. The Partnership's Head of Digital, Data, and Operations and Chief Information Security Officer are responsible for enhancing our technological systems for business operations and improving information security policies and standards, respectively. A business resiliency program has been established to respond to business disruptions of varying severities. The Partnership and its third-party vendors have data centers in several regions of the United States. The Partnership's data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses.

Employees are encouraged to report and address any suspicious or inappropriate activity through various means including an ethics hotline and a tool to report suspected cybersecurity threats via email. The Partnership also has a dedicated Insider Threat team, which utilizes various tools to uncover and mitigate technology and other threats. Refer to Part I, Item 1C – Cybersecurity, for more information regarding the Partnership's policies and procedures related to cybersecurity.

Third parties provide critical information technology, processing and other business support services. To mitigate information security risks at third-party vendors, the Partnership conducts due diligence on current and prospective service providers that process or store information and negotiates contractual provisions requiring policies and procedures that meet a standard of care for data security and related controls. The Partnership also performs ongoing oversight of current service providers to verify those standards are being met.

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

Market Risk is the risk associated with the declining value of its investment securities as a result of fluctuations in interest rates, security prices or overall market conditions. The Partnership's investment securities are primarily held to generate income and assist in the management of Firm liquidity. The Treasury Department monitors and manages Firm investments that are primarily in government and agency obligations, which are highly liquid, low-risk investments that help reduce exposure to declines in market value from market volatility.

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

The Partnership has established, through its overall compliance program, a variety of policies, procedures and a system of internal controls (including written supervisory procedures) designed to manage the risk of non-compliance by home office and branch associates and mitigate legal and compliance risks. As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. To minimize the risk of regulatory non-compliance, each branch office is subject to an annual branch audit, to review the financial advisor’s business and competency. Additionally, certain branches are visited or monitored regularly by field supervision directors to assure reasonable compliance. The Partnership’s Compliance department works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies. The Partnership also has established privacy policies to comply with privacy rules and regulations and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer. The Partnership has specific controls related to prevention of fraud and money laundering and provides initial as well as annual training to help mitigate regulatory risks. The Partnership also has an anonymous ethics hotline to report other suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit department receives ethics hotline reports from a third-party provider, and the Compliance, Human Capital and/or Legal departments, as appropriate, investigate reports as they are received.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

In light of the Partnership’s business, the Partnership has adopted policies and procedures for all of its partners and associates designed to promote compliance with applicable securities laws, known as “insider trading” laws, which prohibit persons who receive or become aware of material non-public information about other companies from trading in such other companies’ securities or providing material non-public information to others who may trade in the such other companies’ securities on the basis of that information. There is no established public trading market for any of the partnership interests in the Partnership and their sale, pledge, exchange, assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given) pursuant to the terms of the Partnership Agreement. As a result of the foregoing, the Partnership has not adopted an additional insider trading policy governing the purchase, sale, and/or other dispositions of any of the partnership’s Interests.

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

Deferred Compensation – Each ELT member is a participant in the Partnership’s profit sharing and 401(k) plan, a qualified deferred compensation plan, which also covers all eligible general partners and service partners of the Partnership and associates of the Partnership’s subsidiaries. Each ELT member receives contributions based upon the overall profitability of the Partnership. Contributions to the plan are made annually at the discretion of the Partnership and have historically been determined based on approximately 24% of the Partnership’s net income before allocations. Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings. The plan is a tax-qualified retirement plan.

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the ELT members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement. Of the Partnership’s net income allocated to general partners, including the ELT members, 92% is allocable based upon their respective general partner ownership interests in the Partnership. General partner ownership interests are set at the discretion of the Managing Partner, with input from the ELT. General partner ownership interests held by each ELT member ranged from 0.45% to 2.10% in 2024, 0.36% to 2.25% in 2023, and 0.21% to 2.10% in 2022. The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the ELT. Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and net income allocated to limited partners, including the applicable ELT members, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership. In addition, limited partners receive the 7.5% Payment pursuant to the Partnership Agreement. Subordinated limited partner ownership interests and limited partner ownership interests are set at the discretion of the Managing Partner. ELT members are not eligible to hold Profits Interests.

One-Time Payment to Canadian Resident Partners – In order to achieve the intended economic arrangement among the partners of the Partnership with respect to the restructuring of EJ Canada on December 31, 2023, the Partnership made a one-time cash payment in early 2024 to each Canadian resident general, subordinated and limited partner in an amount equal to that partner's expected increase in Canadian tax liability as a consequence of the restructuring.

PART III

Item 11. Executive Compensation, continued

Summary Compensation Table

The following table identifies the compensation of the Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated ELT members based on total compensation in 2024 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
Penny Pennington	2024	$250,000	$17,354	$28,794,590	$29,061,944
CEO	2023	250,000	15,774	24,858,188	25,123,962
	2022	250,000	13,512	21,173,492	21,437,004
Andrew Miedler	2024	$175,000	$17,354	$18,508,900	$18,701,254
CFO	2023	175,000	15,774	14,367,893	14,558,667
	2022	175,000	13,512	10,592,332	10,780,844
Kenneth Cella, Jr.	2024	$175,000	$17,354	$22,081,290	$22,273,644
General Partner - Head of External Affairs	2023	175,000	15,774	19,090,557	19,281,331
	2022	175,000	13,512	18,306,627	18,495,139
Francis LaQuinta	2024	$175,000	$17,354	$19,820,743	$20,013,097
General Partner – Head of Digital, Data and	2023	175,000	15,774	18,240,705	18,431,479
Operations	2022	175,000	13,512	15,390,087	15,578,599
Kristin Johnson	2024	$175,000	$17,354	$19,821,936	$20,014,290
General Partner – Chief Transformation Officer	2023	175,000	15,774	16,569,266	16,760,040
	2022	175,000	13,512	14,516,125	14,704,637
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

For 2024, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $115,474 and the annual total compensation of the Managing Partner was $29,061,944 or a ratio of 252. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on their annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 28, 2025, the ownership of limited partnership interests by each ELT member named in the Summary Compensation Table and the ELT members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	Andrew Miedler	$40,000	*
Limited Partnership Interests	Francis LaQuinta	$-	0%
Limited Partnership Interests	Kenneth Cella Jr.	$115,600	*
Limited Partnership Interests	Kristin Johnson	$5,000	*

Limited Partnership Interests	All Enterprise Leadership Team Members as a Group (14 persons)	$422,000	*

* Each of the ELT members named in the Summary Compensation Table and the ELT members as a group own less than 1% of the limited partnership interests outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership maintains a written Related-Party Transaction Approval Policy with respect to related persons, which sets forth policies and procedures for reviewing and approving or ratifying transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) with the ELT or any of their immediate family members or affiliated entities (collectively "Related Persons"). The policy covers transactions, arrangements or relationships where the Partnership is a participant, the aggregate amount involved exceeds $120 thousand in any calendar year, and in which a Related Person has or will have a direct or indirect material interest ("Related Person Transaction").

Under the policy, the Partnership’s CFO or Chief Legal Officer will determine whether a transaction meets the requirements of a Related Person Transaction. Transactions that fall within the definition will be referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that it determines are in the best interest of the Partnership. If the Partnership’s CFO or Chief Legal Officer becomes aware of an existing transaction with a related person which has not been approved under this policy, the matter will be referred to the Audit Committee. The Audit Committee will evaluate all options available, including ratification, revision or termination of such transaction.

The Partnership has an anti-nepotism policy in the home office but encourages the recruitment of family and friends to be financial advisors and CSTPs. As such, it is common for family members to be employed by the Partnership. The following summarizes family relationships with members of the Partnership’s ELT and their compensation as of December 31, 2024, which was paid consistently with the compensation programs provided to other financial advisors of the Partnership:

Penny Pennington is the Partnerships' Managing Partner and member of the ELT. Ms. Pennington's son in law, Nicholas Davis, is a financial advisor with the Partnership and earned approximately $333 thousand during 2024. Mr. Davis does not report directly or indirectly to Ms. Pennington. This relationship was ratified by the Audit Committee.

Wayne Roberts was a member of the Partnership's ELT prior to his transition to a new role effective December 31, 2024. Mr. Robert's son-in-law, Case Wilson, is a financial advisor with the Partnership. Mr. Wilson earned approximately $146 thousand during 2024 and does not report directly or indirectly to Mr. Roberts. This relationship was ratified by the Audit Committee.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees rendered by the Partnership's independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2024	2023
Audit fees	$3,264	$3,225
Audit-related fees(1)	1,399	1,534
Tax fees(2)	430	432
Other(3)	2	1
Total fees	$5,095	$5,192

(1)
Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.
(2)
Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)
Other includes fees for non-audit services and subscriptions, including software licenses.

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2024 and 2023. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	46

		Report of Independent Registered Public Accounting Firm	47

		Consolidated Statements of Financial Condition as of December 31, 2024 and 2023	49

		Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022	50

		Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	51

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2024, 2023 and 2022	52

		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	53

		Notes to Consolidated Financial Statements	54

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2024 and 2023	94

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2024, 2023 and 2022	95

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	96

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

3.14	*

EXHIBIT INDEX

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

EXHIBIT INDEX

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

3.30	*

Twenty-Eighth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 20, 2024, incorporated by reference from Exhibit 3.30 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 27, 2024.

3.31	*

Twenty-Ninth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 17, 2024, incorporated by reference from Exhibit 3.31 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 27, 2024.

3.32	*

Thirtieth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 22, 2024, incorporated by reference from Exhibit 3.32 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 27, 2024.

3.33	**	Thirty-First Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 19, 2024.
3.34	**	Thirty-Second Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 23, 2025.
3.35	**	Thirty-Third Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 19, 2025.
4.1	*

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended, of The Jones Financial Companies, L.L.L.P, incorporated by reference from Exhibit 4.1 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

4.2	*

Description of Securities Registered Pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as Amended, of The Jones Financial Companies, L.L.L.P, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Form 8-A Registration of Certain Classes of Securities dated February 14, 2025.

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

EXHIBIT INDEX

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
March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 14, 2025
Penny Pennington	(Principal Executive Officer)

/s/ Andrew T. Miedler	Chief Financial Officer	March 14, 2025
Andrew T. Miedler	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2024	2023
ASSETS:

Cash and cash equivalents	$295	$157

Investment securities	114	119

Investment in and receivable from subsidiaries	4,621	4,421

Other assets	85	81

TOTAL ASSETS	$5,115	$4,778

LIABILITIES:

Accounts payable and accrued expenses	$206	$151

Partnership capital subject to mandatory redemption	$4,909	$4,627

TOTAL LIABILITIES	$5,115	$4,778

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(Dollars in millions)	2024	2023	2022
NET REVENUE
Subsidiary earnings	$1,921	$1,561	$1,386
Management fee income	3,135	2,804	2,391
Other	62	57	20

Total revenue	5,118	4,422	3,797

Interest expense	131	132	92

Net revenue	4,987	4,290	3,705

OPERATING EXPENSES
Compensation and benefits	3,004	2,672	2,301
Other operating expenses	2	6	—

Total operating expenses	3,006	2,678	2,301

INCOME BEFORE ALLOCATIONS	$1,981	$1,612	$1,404

Allocations to partners	(1,981)	(1,612)	(1,404)

NET INCOME	$—	$—	$—
Other comprehensive (loss):	—	—	—
Foreign currency translation	(9)	—	—
COMPREHENSIVE (LOSS) BEFORE ALLOCATIONS	(9)	—	—

Allocations	(9)	—	—
TOTAL COMPREHENSIVE (LOSS)	$—	$—	$—

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	1,981	1,612	1,404
Foreign currency translation	(9)	—	—
Changes in assets and liabilities:
Investment in subsidiaries	(72)	(637)	58
Investment securities	5	(103)	(105)
Other assets	(4)	(13)	(27)
Accounts payable and accrued expenses	13	12	(5)
Net cash provided by operating activities	1,914	871	1,325

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in subsidiaries	(128)	(47)	—
Net cash used in investing activities	(128)	(47)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of partnership loans	43	58	71
Issuance of partnership interests	76	638	63
Redemption of partnership interests	(307)	(386)	(336)
Distributions from partnership capital	(1,460)	(1,193)	(1,173)
Net cash used in financing activities	(1,648)	(883)	(1,375)

Net increase (decrease) in cash and cash equivalents	138	(59)	(50)

CASH AND CASH EQUIVALENTS:

Beginning of year	157	216	266
End of year	$295	$157	$216

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$270	$319	$276
Repayment of partnership loans through distributions from partnership capital in current year	$193	$157	$191
Declaration of distributions from subsidiary in current year but received after year end	$721	$930	$667
Declared distributions for retired partnership capital in current year but unpaid at year end	$182	$140	$219

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – REVENUE AND EXPENSE

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), has a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones made payments to the service partners of JFC on JFC's behalf for those services provided. This arrangement did not have an impact on net income for the years ended December 31, 2024, 2023 and 2022 but resulted in higher management fee income of $3.0 billion, $2.6 billion and $2.3 billion, respectively, offset by higher compensation expense of $3.0 billion, $2.6 billion and $2.3 billion, respectively.