Form 10-Q
period 2025-03-28
JONES FINANCIAL COMPANIES LLLP
filed 2025-05-09
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2025

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

As of April 25, 2025, 1,732,784 units of limited partnership interest were outstanding, each representing $1,000 of limited partner capital, and $439,062,500 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the limited partnership interests or the limited partnership Profits Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	March 28, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$2,251	$2,273
Cash and investments, at fair value, segregated under federal regulations	14,072	15,112
Securities purchased under agreements to resell	984	1,390
Receivables from:
Clients	4,521	4,350
Mutual funds, insurance companies and other	1,062	967
Brokers, dealers and clearing organizations	416	350
Securities owned, at fair value:
Investment securities	625	679
Inventory securities	138	63
Fixed assets, at cost, net of accumulated depreciation and amortization	1,452	1,397
Lease right-of-use assets	1,099	1,085
Other assets	1,360	1,298

TOTAL ASSETS	$27,980	$28,964

LIABILITIES:
Payables to:
Clients	$18,043	$18,189
Brokers, dealers and clearing organizations	167	68
Accrued compensation and employee benefits	2,452	3,144
Accounts payable, accrued expenses and other	1,328	1,529
Lease liabilities	1,135	1,125
	23,125	24,055
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,734	1,727
Subordinated limited partners	760	721
General partners	1,912	1,753
Total	4,406	4,201
Reserve for anticipated withdrawals	449	708
Total partnership capital and Profits Interests subject to mandatory redemption	4,855	4,909

TOTAL LIABILITIES	$27,980	$28,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 28, 2025	March 29, 2024
Revenue:
Fee revenue
Asset-based	$3,294	$2,908
Account and activity	186	192
Total fee revenue	3,480	3,100
Trade revenue	443	424
Interest and dividends	270	308
Other revenue, net	25	30
Total revenue	4,218	3,862
Interest expense	51	68
Net revenue	4,167	3,794
Operating expenses:
Compensation and benefits	2,890	2,631
Communications and data processing	267	244
Occupancy and equipment	163	158
Fund sub-adviser fees	84	74
Professional and consulting fees	61	43
Advertising	39	42
Other operating expenses	150	135
Total operating expenses	3,654	3,327

Income before allocations	513	467

Allocations:
Limited partners	71	74
Profits Interests	17	10
Subordinated limited partners	56	52
General partners	369	331
Net income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$38.89	$38.46

Weighted average $1,000 equivalent limited partnership units outstanding	1,736,683	1,751,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024
Net income	$—	$—
Other comprehensive loss:
Foreign currency translation	(5)	(3)
Comprehensive loss before allocations	(5)	(3)

Allocations	(5)	(3)
Total comprehensive loss	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 28, 2025 AND MARCH 29, 2024

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total
2025
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2024	$1,926	$14	$794	$2,175	$4,909
Reserve for anticipated withdrawals	(199)	(14)	(73)	(422)	(708)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2024	$1,727	$—	$721	$1,753	$4,201
Partnership loans outstanding, December 31, 2024	—	—	—	473	473
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2024	1,727	—	721	2,226	4,674
Issuance of partnership interests	14	—	56	302	372
Redemption of partnership interests	(7)	—	(17)	(42)	(66)
Net income allocations	71	17	56	369	513
Other comprehensive loss allocations	—	—	(1)	(4)	(5)
Distributions	15	—	—	(23)	(8)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 28, 2025	1,820	17	815	2,828	5,480
Partnership loans outstanding, March 28, 2025	—	—	—	(625)	(625)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, MARCH 28, 2025	$1,820	$17	$815	$2,203	$4,855
Reserve for anticipated withdrawals	(86)	(17)	(55)	(291)	(449)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 28, 2025	$1,734	$—	$760	$1,912	$4,406

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total
2024
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2023	$1,920	$—	$726	$1,981	$4,627
Reserve for anticipated withdrawals	(170)	—	(60)	(348)	(578)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2023	$1,750	$—	$666	$1,633	$4,049
Partnership loans outstanding, December 31, 2023	—	—	—	439	439
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2023	1,750	—	666	2,072	4,488
Issuance of partnership interests	6	—	64	267	337
Redemption of partnership interests	(7)	—	(11)	(46)	(64)
Net income allocations	74	10	52	331	467
Other comprehensive loss allocations	(1)	—	—	(2)	(3)
Distributions	4	—	—	(25)	(21)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 29, 2024	1,826	10	771	2,597	5,204
Partnership loans outstanding, March 29, 2024	—	—	—	(594)	(594)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, MARCH 29, 2024	$1,826	$10	$771	$2,003	$4,610
Reserve for anticipated withdrawals	(77)	(10)	(52)	(259)	(398)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 29, 2024	$1,749	$—	$719	$1,744	$4,212

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	513	467
Foreign currency translation	(5)	(3)
Depreciation and amortization	164	143

Changes in assets and liabilities:
Investments segregated under federal regulations	465	(123)
Securities purchased under agreements to resell	406	768
Net payable to clients	(317)	111
Net receivable from brokers, dealers and clearing organizations	33	(50)
Receivable from mutual funds, insurance companies and other	(95)	(10)
Securities owned	(21)	(19)
Other assets	(64)	(115)
Lease liabilities	(90)	(86)
Accrued compensation and employee benefits	(692)	(348)
Accounts payable, accrued expenses and other	(201)	(44)
Net cash provided by operating activities	96	691

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(131)	(140)
Cash used in investing activities	(131)	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	41	41
Issuance of partnership interests	70	71
Redemption of partnership interests	(66)	(64)
Distributions from partnership capital	(607)	(529)
Net cash used in financing activities	(562)	(481)
Net (decrease) increase in cash, cash equivalents and restricted cash	(597)	70

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,350	5,817
End of period	$5,753	$5,887

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership,” "JFC" or the "firm"). The financial position of the Partnership’s subsidiaries in Canada as of February 28, 2025 and November 30, 2024 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three-month periods ended February 28, 2025 and February 29, 2024 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and the Partnership's operating subsidiary in Canada, Edward Jones (an Ontario limited partnership), is a registered investment dealer in Canada ("EJ Canada"). The Partnership conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the three-month periods ended March 28, 2025 and March 29, 2024, see Note 4 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles, which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure other than those disclosed in Note 8.

There have been no material changes to the Partnership's significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). The results of operations for the three-month period ended March 28, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three-month periods ended March 28, 2025 and March 29, 2024, respectively, cash paid for amounts included in the measurement of operating lease liabilities was $90 and $86, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $98 and $105, respectively. As of March 28, 2025 and December 31, 2024, the weighted-average remaining lease term was four years for both periods and the weighted-average discount rates were 4.1% and 4.0%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended
	March 28, 2025	March 29, 2024
Operating lease cost	$88	$86
Variable lease cost	19	17
Total lease cost	$107	$103

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

March 28, 2025
2025	$294
2026	313
2027	253
2028	188
2029	114
Thereafter	126
Total lease payments	1,288
Less: Interest	153
Total present value of lease liabilities	$1,135

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of March 28, 2025 and December 31, 2024, collateral held for receivables from clients was $5,381 and $5,119, respectively, and collateral held for securities purchased under agreements to resell was $1,000 and $1,414, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the allowance for credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an allowance for credit loss of zero as of March 28, 2025 and December 31, 2024.

As of March 28, 2025, December 31, 2024 and December 31, 2023, $910, $883 and $732, respectively, of the receivable from clients balance and $364, $377 and $343, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the collateral value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The allowance for credit loss for receivables from contracts with customers was zero as of March 28, 2025 and December 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 4 for segment information.

	Three Months Ended			Three Months Ended
	March 28, 2025			March 29, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,496	$49	$2,545	$2,146	$44	$2,190
Service fees	384	26	410	367	25	392
Cash solutions fees	145	—	145	150	—	150
Other asset-based fees	194	—	194	176	—	176
Total asset-based fee revenue	3,219	75	3,294	2,839	69	2,908
Account and activity fee revenue:
Shareholder accounting services fees	118	—	118	116	—	116
Other account and activity fee revenue	65	3	68	72	4	76
Total account and activity fee revenue	183	3	186	188	4	192
Total fee revenue	3,402	78	3,480	3,027	73	3,100
Trade revenue:
Commissions	370	14	384	358	12	370
Principal transactions	56	3	59	51	3	54
Total trade revenue	426	17	443	409	15	424
Total revenue from customers	3,828	95	3,923	3,436	88	3,524
Net interest and dividends and other revenue	219	25	244	252	18	270
Net revenue	$4,047	$120	$4,167	$3,688	$106	$3,794

NOTE 4 – SEGMENT INFORMATION

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

	Three Months Ended			Three Months Ended
	March 28, 2025			March 29, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$4,047	$120	$4,167	$3,688	$106	$3,794
FA compensation	1,605	48	1,653	1,437	42	1,479
Home office operating expense	778	27	805	717	26	743
Branch office operating expense	568	17	585	538	17	555
Variable compensation	598	13	611	539	11	550
Operating expenses	3,549	105	3,654	3,231	96	3,327
Income before allocations	$498	$15	$513	$457	$10	$467

Income before allocations margin	12.1%	12.8%	12.2%	12.2%	9.3%	12.1%
Net interest and dividends revenue	$206	$13	$219	$228	$12	$240
Depreciation and amortization	$159	$5	$164	$139	$4	$143
Total assets	$26,758	$1,222	$27,980	$26,646	$1,091	$27,737

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. There have been no material changes to the Partnership's valuation methodologies since December 31, 2024. The Partnership records fractional shares at fair value in other assets with associated liabilities in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition. The liabilities are initially recorded at the dollar amount received from the clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue in the Consolidated Statements of Income, with no impact on income before allocations.

The Partnership did not have any assets or liabilities categorized as Level III during the three- and twelve-month periods ended March 28, 2025 and December 31, 2024, respectively. The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	March 28, 2025
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$171	$—	$171
Money market funds	34	—	—	34
Total cash equivalents	$34	$171	$—	$205

Investments segregated under federal regulations:
U.S. treasuries	$9,670	$—	$—	$9,670
Certificates of deposit	—	900	—	900
Total investments segregated under federal regulations	$9,670	$900	$—	$10,570

Securities owned:
Investment securities:
Mutual funds(1)	$331	$—	$—	$331
Government and agency obligations	201	—	—	201
Certificates of deposit	—	75	—	75
Municipal obligations	—	11	—	11
Equities	7	—	—	7
Total investment securities	$539	$86	$—	$625

Inventory securities:
Mutual funds	$56	$—	$—	$56
Equities	37	—	—	37
Municipal obligations	—	27	—	27
Corporate bonds and notes	—	9	—	9
Certificates of deposit	—	5	—	5
Government and agency obligations	4	—	—	4
Total inventory securities	$97	$41	$—	$138

Other assets:
Client fractional share ownership assets	$924	$—	$—	$924

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$924	$—	$—	$924

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$170	$—	$170
Money market funds	92	—	—	92
Total cash equivalents	$92	$170	$—	$262

Investments segregated under federal regulations:
U.S. treasuries	$10,134	$—	$—	$10,134
Certificates of deposit	—	900	—	900
Total investments segregated under federal regulations	$10,134	$900	$—	$11,034

Securities owned:
Investment securities:
Mutual funds(1)	$362	$—	$—	$362
Government and agency obligations	197	—	—	197
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$567	$112	$—	$679

Inventory securities:
Municipal obligations	$—	$26	$—	$26
Equities	15	—	—	15
Corporate bonds and notes	—	11	—	11
Mutual funds	6	—	—	6
Government and agency obligations	4	—	—	4
Certificates of deposit	—	1	—	1
Total inventory securities	$25	$38	$—	$63

Other assets:
Client fractional share ownership assets	$936	$—	$—	$936

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$936	$—	$—	$936

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), who require financing for some or all of their Partnership capital contributions). Loans made by the Partnership to such partners were generally for a period of one year and bore interest either at the greater of the Prime Rate minus 1.25% for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total partnership capital. Interest income earned from partnership loans, which is included in interest and dividends in the Consolidated Statements of Income, was $9 and $12 for the three-month periods ended March 28, 2025 and March 29, 2024, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Three Months Ended
	March 28, 2025	March 29, 2024
Partnership loans outstanding at beginning of period	$473	$439
Partnership loans issued during the period	302	266
Repayment of Partnership loans during the period	(150)	(111)
Total Partnership loans outstanding	$625	$594

The minimum 7.5% annual return on the face amount of limited partnership capital was $33 for both three-month periods ended March 28, 2025 and March 29, 2024. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

EJ Canada is a registered investment dealer regulated by the Canadian Investment Regulatory Organization ("CIRO"). Under the regulations prescribed by CIRO, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	March 28, 2025	December 31, 2024
U.S.:
Net capital	$1,073	$938
Net capital in excess of the minimum required	$1,006	$873
Net capital as a percentage of aggregate debit items	32.0%	28.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	9.0%	5.2%

Canada:
Regulatory risk-adjusted capital	$91	$71
Regulatory risk-adjusted capital in excess of the minimum required	$90	$69

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. In 2019, the district court granted defendants' motion to dismiss in its entirety but permitted plaintiffs to amend their claims. The court subsequently granted defendants' motion to dismiss plaintiffs' amended claims. Plaintiffs appealed the district court's dismissal of certain of their state law claims and the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those claims. In early 2022, following remand by the Court of Appeals, the district court granted defendants' renewed motion to dismiss related to plaintiffs' remaining state law claims, but permitted plaintiffs to amend their claims. Defendants filed two motions to dismiss the amended claims, both of which were denied. In September 2023, plaintiffs moved for class certification and Edward Jones moved for summary judgment on the plaintiffs' individual claims. On September 9, 2024, the district court ultimately granted Edward Jones' motion for summary judgment and denied plaintiffs' motion for class certification as moot. Plaintiffs have appealed and the parties have filed their respective briefs with the Court of Appeals. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

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

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. On June 9, 2023, the district court granted in part and denied in part the defendants' motion to dismiss, permitting the plaintiff's EPA claim and related state-law claim to proceed in connection with only one of the roles she held during her employment by the firm, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. Edward Jones filed its answer to the amended complaint on June 23, 2023. The first phase of discovery related to collective and class certification is proceeding. On March 3, 2025, the plaintiff filed a motion to amend the complaint. Edward Jones filed its opposition on March 31, 2025. The motion is set for hearing on May 6, 2025. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a loss to the extent that the amount of such loss can be reasonably estimated. This liability represents the Partnership’s estimate of the probable loss as of March 28, 2025, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $25 as of March 28, 2025. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of March 28, 2025 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
March 28, 2025	$984	—	984	—	(984)	$—
December 31, 2024	$1,390	—	1,390	—	(1,390)	$—

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Three Months Ended
	March 28, 2025	March 29, 2024
Non-cash activities:
Issuance of general partnership interests through partnership loans in the period	$302	$266
Repayment of partnership loans through distributions from partnership capital in the period	$109	$70

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 28, 2025	March 29, 2024
Cash and cash equivalents	$2,251	$2,296
Cash and investments segregated under federal regulations	14,072	15,107
Less: Investments segregated under federal regulations	10,570	11,516
Total cash, cash equivalents and restricted cash	$5,753	$5,887

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue, net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions revenues are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding and the balances of Partnership loans. Other revenue, net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three-month periods ended, March 28, 2025 and March 29, 2024. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 28, 2025	March 29, 2024	% Change
Revenue:
Fee revenue	$3,480	$3,100	12%
% of net revenue	84%	82%	2%
Trade revenue	443	424	4%
% of net revenue	11%	11%	—
Interest and dividends	270	308	-12%
Other revenue, net	25	30	-17%
Total revenue	4,218	3,862	9%
Interest expense	51	68	-25%
Net revenue	4,167	3,794	10%
Operating expenses	3,654	3,327	10%
Income before allocations	$513	$467	10%

Related metrics:
Income before allocations margin(1)	12.2%	12.1%	1%
Client assets under care ($ billions):
Total:
At period end	$2,159	$2,031	6%
Average	$2,195	$1,965	12%
Advisory programs:
At period end	$860	$797	8%
Average	$875	$766	14%
Client dollars invested ($ billions)(2):
Trade	$55	$57	-4%
Advisory programs	$17	$13	31%
Client households at period end	6.6	6.4	3%
Net new households for the period(3)	50,000	64,000	-22%
Net new assets for the period ($ billions)(4):	$17	$18	-4%
Financial advisors (actual):
At period end	20,288	19,456	4%
Average	20,221	19,324	5%
Attrition %(5)	5.5%	5.5%	—
Dow Jones Industrial Average (actual):
At period end	41,584	39,807	4%
Average	43,249	38,504	12%
S&P 500 Index (actual):
At period end	5,581	5,254	6%
Average	5,899	4,989	18%
Bloomberg Aggregate Bond Index (actual):
At period end	99	98	1%
Average	98	98	—

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
(5)
Attrition % represents the annualized number of financial advisors that left or retired from the Partnership during the period compared to the total number of financial advisors as of period end.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

First Quarter 2025 versus First Quarter 2024 Overview

The Partnership ended the first quarter of 2025 with a 6% increase in client assets under care ("AUC") to $2.2 trillion and a 12% increase in average client AUC, reflecting increases in the market value of client assets, despite market volatility in the first quarter, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 14% due to higher average market levels and the continued investment of client dollars into advisory programs. Net new assets decreased 4% from higher asset outflows with ongoing macroeconomic conditions, including inflation, higher costs of lending and other factors. The Partnership ended the first quarter with 20,288 financial advisors. Financial advisor attrition was 5.5%.

Net revenue increased 10% to $4,167, primarily due to increases in fee revenue, partially offset by a decrease in interest and dividends revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels, despite market volatility in the first quarter, and the continued investment of client dollars into advisory programs. The decrease in interest and dividends revenue was primarily due to a decrease in interest earned on short-term investments.

Operating expenses increased 10% to $3,654, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations increasing 10% to $513. Income before allocations margin increased to 12.2% in the first quarter of 2025, reflecting strong current financial results while continuing to invest in the future.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 28, 2025 AND MARCH 29, 2024

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 12% to $3,480 in the first quarter of 2025, compared to the same period in 2024. A discussion of fee revenue components follows.

	Three Months Ended
	March 28, 2025	March 29, 2024	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,545	$2,190	16%
Service fees	410	392	5%
Cash solutions fees	145	150	-3%
Other asset-based fees	194	176	10%
Total asset-based fee revenue	3,294	2,908	13%
Account and activity fee revenue:
Shareholder accounting services fees	118	116	2%
Other account and activity fee revenue	68	76	-11%
Total account and activity fee revenue	186	192	-3%
Total fee revenue	$3,480	$3,100	12%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$856.1	$749.8	14%
Mutual fund assets held outside of advisory programs	$662.2	$600.5	10%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 13% to $3,294 in the first quarter of 2025, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels, despite market volatility in the first quarter, as well as the continued investment of client dollars into advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 4% to $443 in the first quarter of 2025, compared to the same period in 2024. A discussion of trade revenue components follows.

	Three Months Ended
	March 28, 2025		March 29, 2024		% Change
Trade revenue:
Commissions revenue:
Equities	$170		$151		13%
Mutual funds	118		120		-2%
Insurance products and other	96		99		-3%
Total commissions revenue	$384		$370		4%
Principal transactions	59		54		9%
Total trade revenue	$443		$424		4%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$12.5	22%	$10.5	18%	19%
Mutual funds	7.5	14%	7.5	13%	—
Insurance products and other	3.7	7%	3.8	7%	-3%
Principal transactions	31.4	57%	35.5	62%	-12%
Total client dollars invested	$55.1		$57.3		-4%

Margin per $1,000 invested	$8.1		$7.4		9%
U.S. business days	59		61		-3%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the first quarter of 2025, primarily due to an increase in commissions revenue and higher overall margin earned. Commissions revenue increased due to an increase in equities revenue as a result of higher client dollars invested in equities. Overall margin increased from a shift in the product mix with a higher proportion of client dollars invested in equities, which earn higher margins than principal transaction products.

Net Interest and Dividends

Net interest and dividends revenue decreased 9% to $219 in the first quarter of 2025. The decrease in the first quarter was primarily due to a decrease in interest earned on short-term investments, partially offset by a decrease in customer credit interest expense paid on client balances, both resulting from lower interest rates.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 10% in the first quarter of 2025 to $3,654, compared to the same period in 2024. A discussion of operating expense components follows.

	Three Months Ended
	March 28, 2025	March 29, 2024	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,653	$1,479	12%
Home office and branch	626	602	4%
Variable compensation	611	550	11%
Total compensation and benefits	2,890	2,631	10%

Communications and data processing	267	244	9%
Occupancy and equipment	163	158	3%
Fund sub-adviser fees	84	74	14%
Professional and consulting fees	61	43	42%
Advertising	39	42	-7%
Other operating expenses	150	135	11%
Total operating expenses	$3,654	$3,327	10%

Related metrics (actual):
Number of physical branches:
At period end	15,133	15,340	-1%
Average	15,163	15,356	-1%
Financial advisors:
At period end	20,288	19,456	4%
Average	20,221	19,324	5%
Client support team professionals(1):
At period end	20,261	19,799	2%
Average	20,202	19,778	2%
Home office associates(1):
At period end	9,400	9,461	-1%
Average	9,405	9,481	-1%

(1)
Counted on a full-time equivalent basis.

The increase in operating expenses in the first quarter of 2025 compared to the same period in 2024 was primarily due to increases in financial advisor compensation and benefits expense and variable compensation, which are described below.

Financial advisor compensation and benefits expense increased 12% to $1,653 in the first quarter of 2025. The increase was primarily due to increases in revenues on which commissions are earned.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. The increase in variable compensation of 11% to $611 in the first quarter of 2025, was primarily due to increases in branch profitability.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership’s Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Income before allocations margin and pre-variable income margin represent income before allocations and pre-variable income as a percentage of total revenue, respectively. The following table shows financial and other information for the Partnership’s reportable segments.

	U.S.			Canada
	Three Months Ended			Three Months Ended
	March 28, 2025	March 29, 2024	% Change	March 28, 2025	March 29, 2024	% Change
Net revenue	$4,047	$3,688	10%	$120	$106	13%
FA compensation	1,605	1,437	12%	48	42	14%
Home office operating expense	778	717	9%	27	26	4%
Branch office operating expense	568	538	6%	17	17	—
Variable compensation	598	539	11%	13	11	18%
Operating expenses	3,549	3,231	10%	105	96	9%
Income before allocations	$498	$457	9%	$15	$10	50%

Income before allocations margin	12.1%	12.2%	-1%	12.8%	9.3%	38%
Pre-variable income margin	26.7%	26.5%	1%	23.9%	19.6%	22%
Client assets under care ($ billions):
At period end	$2,114.0	$1,988.0	6%	$44.6	$42.9	4%
Average	$2,149.7	$1,923.7	12%	$45.1	$41.7	8%
Net new households for the period (rounded in thousands)	49,000	63,000	-22%	1,000	1,000	—
Net new assets for the period ($ billions)	$16.8	$17.3	-3%	$0.5	$0.5	—
Financial advisors (actual):
At period end	19,413	18,597	4%	875	859	2%
Average	19,346	18,470	5%	875	854	2%

U.S.

Net revenue increased 10% to $4,047 in the first quarter of 2025, compared to the same period in 2024, primarily due to an increase in fee revenue. Fee revenue increased primarily due to increases in advisory programs with higher average market levels, despite market volatility in the first quarter, and the continued investment of client dollars into advisory programs.

Operating expenses increased 10% to $3,549 in the first quarter of 2025, primarily due to an increase in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation increased 12% to $1,605 primarily due to an increase in revenues on which commissions are earned. Variable compensation increased 11% to $598 due to branch profitability.

Income before allocations increased 9% to $498 in the first quarter of 2025. Income before allocations margin was 12.1% in the first quarter of 2025 reflecting strong current financial results while continuing to invest in the future.

Canada

Net revenue increased 13% to $120 in the first quarter of 2025 compared to the same period in 2024, primarily due to an increase in fee revenue and revenue from foreign currency changes. Fee revenue increased primarily due to an increase in advisory program fees with higher average market levels and the continued investment of client dollars into advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 9% to $105 in the first quarter of 2025, primarily due to an increase in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation increased 14% to $48 primarily due to an increase in revenues on which commissions are earned. Variable compensation increased 18% to $13 due to branch profitability.

Income before allocations increased 50% to $15 in the first quarter of 2025. Pre-variable income margin was 23.9% reflecting strong current financial results while continuing to invest in the future.

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

The Partnership’s capital subject to mandatory redemption as of March 28, 2025, net of reserve for anticipated withdrawals, was $4,406, an increase of $205 from December 31, 2024. This increase in Partnership capital subject to mandatory redemption was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($14, $56 and $302, respectively) and the retention of a portion of general partner earnings ($51), partially offset by the net increase in Partnership loans outstanding ($152) and the redemption of limited partner, subordinated limited partner and general partner interests ($7, $17 and $42, respectively). During each of the three-month periods ended March 28, 2025 and March 29, 2024, the Partnership retained 13.8% of income allocated to general partners.

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT), who required financing for some or all of their Partnership capital contributions. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

	As of March 28, 2025
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,734	$760	$2,537	$5,031
Partnership capital owned by partners with individual loans	$254	$—	$1,385	$1,639
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	15%	—	55%	33%

Individual loans:
Individual bank loans	$74	$—	$—	$74
Individual Partnership loans	—	—	625	625
Total individual loans	$74	$—	$625	$699
Individual loans as a percent of total Partnership capital	4%	—	25%	14%
Individual loans as a percent of respective Partnership capital owned by partners with loans	29%	—	45%	43%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of March 28, 2025 and December 31, 2024:

	March 28, 2025	December 31, 2024
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of March 28, 2025, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of March 28, 2025 or December 31, 2024. In addition, the Partnership did not have any draws against these lines of credit during the three-month period ended March 28, 2025.

Cash Activity

As of March 28, 2025, the Partnership had $2,251 in cash and cash equivalents and $984 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $3,235 of Partnership liquidity as of March 28, 2025, a 12% decrease from $3,663 as of December 31, 2024. The Partnership also held $201 and $197 in government and agency obligations as of March 28, 2025 and December 31, 2024, respectively, to help facilitate cash management and maintain firm liquidity. The Partnership had $14,072 and $15,112 in cash and investments segregated under federal regulations as of March 28, 2025 and December 31, 2024, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of FINRA. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

EJ Canada is a registered investment dealer regulated by CIRO. Under the regulations prescribed by CIRO, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and operations.

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	March 28, 2025	December 31, 2024	% Change
U.S.:
Net capital	$1,073	$938	14%
Net capital in excess of the minimum required	$1,006	$873	15%
Net capital as a percentage of aggregate debit items	32.0%	28.9%	11%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	9.0%	5.2%	73%

Canada:
Regulatory risk-adjusted capital	$91	$71	28%
Regulatory risk-adjusted capital in excess of the minimum required	$90	$69	30%

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of U.S. securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “may,“ “intend,” “estimate,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, tariffs and other trade restrictions, the U.S. federal debt ceiling, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation, including changes in tax laws; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report. These forward-looking statements were based on information, plans, and estimates as of the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.3 billion and $18.3 billion, respectively, for the three-month period ended March 28, 2025 and earned interest at an average annual rate of approximately 723 and 433 basis points (7.23% and 4.33%), respectively, during the first three months of 2025. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $84. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $136. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Partnership's Money Market Fund and at third-party banks participating in the Partnership's Insured Bank Deposit program.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 28, 2025.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 8 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's 2024 Annual Report on Form 10-K (the "Annual Report").

ITEM 1A. RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $325 thousand of subordinated limited partnership interests ("SLP Interests"), which are described in the Partnership Agreement, to retiring general partners during the first quarter of 2025. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

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

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

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

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

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

3.33	*

Thirty-First Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 19, 2024, incorporated by reference from Exhibit 3.33 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2024.

3.34	*

Thirty-Second Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 23, 2025, incorporated by reference from Exhibit 3.34 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2024.

3.35	*

Thirty-Third Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 19, 2025, incorporated by reference from Exhibit 3.35 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2024.

3.36	**	Thirty-Fourth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 20, 2025.
3.37	**	Thirty-Fifth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 16, 2025.
10.4	**

First Amendment to the $500,000,000 Credit Agreement dated as of October 18, 2022, by and among The Jones Financial Companies, L.L.L.P., Edward D. Jones & Co., L.P., Fifth Third Bank and Wells Fargo Bank, National Association, dated February 28, 2025.

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
May 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 9, 2025
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	May 9, 2025
Andrew T. Miedler