Form 10-Q
period 2025-06-27
JONES FINANCIAL COMPANIES LLLP
filed 2025-08-08
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2025

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

As of July 25, 2025, 1,725,779 units of limited partnership interest were outstanding, each representing $1,000 of limited partner capital, and $437,703,500 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the limited partnership interests or the limited partnership Profits Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	June 27, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$1,749	$2,273
Cash and investments, at fair value, segregated under federal regulations	13,944	15,112
Securities purchased under agreements to resell	127	1,390
Receivables from:
Clients	4,767	4,350
Mutual funds, insurance companies and other	1,022	967
Brokers, dealers and clearing organizations	428	350
Securities owned, at fair value:
Investment securities	856	679
Inventory securities	134	63
Fixed assets, at cost, net of accumulated depreciation and amortization	1,569	1,397
Lease right-of-use assets	1,112	1,085
Other assets	1,379	1,298

TOTAL ASSETS	$27,087	$28,964

LIABILITIES:
Payables to:
Clients	$17,157	$18,189
Brokers, dealers and clearing organizations	151	68
Accrued compensation and employee benefits	2,399	3,144
Accounts payable, accrued expenses and other	1,469	1,529
Lease liabilities	1,149	1,125
	22,325	24,055
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,729	1,727
Subordinated limited partners	743	721
General partners	1,985	1,753
Total	4,457	4,201
Reserve for anticipated withdrawals	305	708
Total partnership capital and Profits Interests subject to mandatory redemption	4,762	4,909

TOTAL LIABILITIES	$27,087	$28,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenue:
Fee revenue
Asset-based	$3,346	$3,011	$6,640	$5,919
Account and activity	186	187	372	379
Total fee revenue	3,532	3,198	7,012	6,298
Trade revenue	449	433	892	857
Interest and dividends	265	302	535	610
Other revenue, net	38	36	63	66
Total revenue	4,284	3,969	8,502	7,831
Interest expense	49	66	100	134
Net revenue	4,235	3,903	8,402	7,697
Operating expenses:
Compensation and benefits	3,007	2,707	5,897	5,338
Communications and data processing	277	252	544	496
Occupancy and equipment	164	158	327	316
Fund sub-adviser fees	89	78	173	152
Professional and consulting fees	62	47	123	90
Advertising	37	38	76	80
Other operating expenses	128	153	278	288
Total operating expenses	3,764	3,433	7,418	6,760

Income before allocations	471	470	984	937

Allocations:
Limited partners	71	73	142	147
Profits Interests	16	10	33	20
Subordinated limited partners	49	51	105	103
General partners	335	336	704	667
Net income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$36.71	$38.95	$75.60	$77.41

Weighted average $1,000 equivalent limited partnership units outstanding	1,730,731	1,744,872	1,733,793	1,748,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income	$—	$—	$—	$—
Other comprehensive income (loss):
Foreign currency translation	9	—	4	(3)
Comprehensive income (loss) before allocations	9	—	4	(3)

Allocations	9	—	4	(3)
Total comprehensive income (loss)	$—	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2025

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total
2025
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2024	$1,926	$14	$794	$2,175	$4,909
Reserve for anticipated withdrawals	(199)	(14)	(73)	(422)	(708)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2024	$1,727	$—	$721	$1,753	$4,201
Partnership loans outstanding, December 31, 2024	—	—	—	473	473
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2024	1,727	—	721	2,226	4,674
Issuance of partnership interests	14	—	56	302	372
Redemption of partnership interests	(7)	—	(17)	(42)	(66)
Net income allocations	71	17	56	369	513
Other comprehensive loss allocations	—	—	(1)	(4)	(5)
Distributions	15	—	—	(23)	(8)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 28, 2025	1,820	17	815	2,828	5,480
Issuance of partnership interests	—	—	—	14	14
Redemption of partnership interests	(5)	—	(17)	(18)	(40)
Net income allocations	71	16	49	335	471
Other comprehensive income allocations	1	—	1	7	9
Distributions	(33)	(27)	(87)	(430)	(577)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, June 27, 2025	1,854	6	761	2,736	5,357
Partnership loans outstanding, June 27, 2025	—	—	—	(595)	(595)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, JUNE 27, 2025	$1,854	$6	$761	$2,141	$4,762
Reserve for anticipated withdrawals	(125)	(6)	(18)	(156)	(305)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 27, 2025	$1,729	$—	$743	$1,985	$4,457

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	984	937
Foreign currency translation	4	(3)
Depreciation and amortization	343	294

Changes in assets and liabilities:
Investments segregated under federal regulations	2,277	1,739
Securities purchased under agreements to resell	1,263	615
Net payable to clients	(1,449)	(1,743)
Net receivable from brokers, dealers and clearing organizations	5	43
Receivable from mutual funds, insurance companies and other	(55)	(39)
Securities owned	(248)	(34)
Other assets	(85)	(86)
Lease liabilities	(180)	(173)
Accrued compensation and employee benefits	(745)	(394)
Accounts payable, accrued expenses and other	(97)	(56)
Net cash provided by operating activities	2,017	1,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(297)	(254)
Cash used in investing activities	(297)	(254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	42	41
Issuance of partnership interests	70	72
Redemption of partnership interests	(106)	(80)
Distributions from partnership capital	(1,141)	(1,017)
Net cash used in financing activities	(1,135)	(984)
Net increase (decrease) in cash, cash equivalents and restricted cash	585	(138)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,350	5,817
End of period	$6,935	$5,679

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership,” "JFC" or the "firm"). The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2025 and November 30, 2024 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and six-month periods ended May 31, 2025 and 2024 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income and Loss, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and the Partnership's operating subsidiary in Canada, Edward Jones (an Ontario limited partnership), is a registered investment dealer in Canada ("EJ Canada"). The Partnership conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the three- and six-month periods ended June 27, 2025 and June 28, 2024, see Note 4 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

There have been no material changes to the Partnership's significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). The results of operations for the three- and six-month periods ended June 27, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and six-month periods ended June 27, 2025 and June 28, 2024, respectively, cash paid for amounts included in the measurement of operating lease liabilities was $90 and $180 and $87 and $173, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $100 and $198 and $94 and $199, respectively. As of June 27, 2025 and December 31, 2024, the weighted-average remaining lease term was four years for both periods and the weighted-average discount rates were 4.2% and 4.0%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating lease cost	$90	$86	$178	$172
Variable lease cost	19	18	38	35
Total lease cost	$109	$104	$216	$207

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

June 27, 2025
2025	$210
2026	330
2027	271
2028	207
2029	133
Thereafter	157
Total lease payments	1,308
Less: Interest	159
Total present value of lease liabilities	$1,149

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of June 27, 2025 and December 31, 2024, collateral held for receivables from clients was $5,903 and $5,119, respectively, and collateral held for securities purchased under agreements to resell was $127 and $1,414, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the allowance for credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an allowance for credit loss of zero as of June 27, 2025 and December 31, 2024.

As of June 27, 2025, December 31, 2024 and December 31, 2023, $938, $883 and $732, respectively, of the receivable from clients balance and $380, $377 and $343, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the collateral value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The allowance for credit loss for receivables from contracts with customers was zero as of June 27, 2025 and December 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 4 for segment information.

	Three Months Ended			Three Months Ended
	June 27, 2025			June 28, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,551	$54	$2,605	$2,239	$46	$2,285
Service fees	379	26	405	374	26	400
Cash solutions fees	142	—	142	144	—	144
Other asset-based fees	194	—	194	182	—	182
Total asset-based fee revenue	3,266	80	3,346	2,939	72	3,011
Account and activity fee revenue:
Shareholder accounting services fees	115	—	115	117	—	117
Other account and activity fee revenue	67	4	71	67	3	70
Total account and activity fee revenue	182	4	186	184	3	187
Total fee revenue	3,448	84	3,532	3,123	75	3,198
Trade revenue:
Commissions	371	12	383	363	13	376
Principal transactions	64	2	66	54	3	57
Total trade revenue	435	14	449	417	16	433
Total revenue from customers	3,883	98	3,981	3,540	91	3,631
Net interest and dividends and other revenue	246	8	254	253	19	272
Net revenue	$4,129	$106	$4,235	$3,793	$110	$3,903

	Six Months Ended			Six Months Ended
	June 27, 2025			June 28, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$5,047	$103	$5,150	$4,385	$90	$4,475
Service fees	763	52	815	741	51	792
Cash solutions fees	287	—	287	294	—	294
Other asset-based fees	388	—	388	358	—	358
Total asset-based fee revenue	6,485	155	6,640	5,778	141	5,919
Account and activity fee revenue:
Shareholder accounting services fees	233	—	233	233	—	233
Other account and activity fee revenue	132	7	139	139	7	146
Total account and activity fee revenue	365	7	372	372	7	379
Total fee revenue	6,850	162	7,012	6,150	148	6,298
Trade revenue:
Commissions	741	26	767	721	25	746
Principal transactions	120	5	125	105	6	111
Total trade revenue	861	31	892	826	31	857
Total revenue from customers	7,711	193	7,904	6,976	179	7,155
Net interest and dividends and other revenue	465	33	498	505	37	542
Net revenue	$8,176	$226	$8,402	$7,481	$216	$7,697

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

	Three Months Ended			Three Months Ended
	June 27, 2025			June 28, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$4,129	$106	$4,235	$3,793	$110	$3,903
FA compensation	1,646	46	1,692	1,469	43	1,512
Home office operating expense	851	27	878	751	24	775
Branch office operating expense	588	18	606	538	17	555
Variable compensation	574	14	588	578	13	591
Operating expenses	3,659	105	3,764	3,336	97	3,433
Income before allocations	$470	$1	$471	$457	$13	$470

Income before allocations margin	11.2%	1.0%	11.0%	11.8%	11.7%	11.8%
Net interest and dividends revenue	$207	$9	$216	$224	$12	$236
Depreciation and amortization	$175	$4	$179	$148	$3	$151
Total assets at period end	$25,861	$1,226	$27,087	$24,789	$1,104	$25,893

	Six Months Ended			Six Months Ended
	June 27, 2025			June 28, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$8,176	$226	$8,402	$7,481	$216	$7,697
FA compensation	3,251	94	3,345	2,906	85	2,991
Home office operating expense	1,629	54	1,683	1,468	50	1,518
Branch office operating expense	1,156	35	1,191	1,076	34	1,110
Variable compensation	1,172	27	1,199	1,117	24	1,141
Operating expenses	7,208	210	7,418	6,567	193	6,760
Income before allocations	$968	$16	$984	$914	$23	$937

Income before allocations margin	11.7%	7.2%	11.6%	12.0%	10.6%	12.0%
Net interest and dividends revenue	$413	$22	$435	$452	$24	$476
Depreciation and amortization	$334	$9	$343	$287	$7	$294
Total assets at period end	$25,861	$1,226	$27,087	$24,789	$1,104	$25,893

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership did not have any assets or liabilities categorized as Level III during the six- and twelve-month periods ended June 27, 2025 and December 31, 2024, respectively. The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	June 27, 2025
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$95	$—	$95
Money market funds	54	—	—	54
Total cash equivalents	$54	$95	$—	$149

Investments segregated under federal regulations:
U.S. treasuries	$8,158	$—	$—	$8,158
Certificates of deposit	—	600	—	600
Total investments segregated under federal regulations	$8,158	$600	$—	$8,758

Securities owned:
Investment securities:
Government and agency obligations	$400	$—	$—	$400
Mutual funds(1)	361	—	—	361
Certificates of deposit	—	75	—	75
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$769	$87	$—	$856

Inventory securities:
Equities	$50	$—	$—	$50
Municipal obligations	—	45	—	45
Mutual funds	22	—	—	22
Certificates of deposit	—	9	—	9
Corporate bonds and notes	—	8	—	8
Total inventory securities	$72	$62	$—	$134

Other assets:
Client fractional share ownership assets	$1,003	$—	$—	$1,003

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,003	$—	$—	$1,003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$170	$—	$170
Money market funds	92	—	—	92
Total cash equivalents	$92	$170	$—	$262

Investments segregated under federal regulations:
U.S. treasuries	$10,134	$—	$—	$10,134
Certificates of deposit	—	900	—	900
Total investments segregated under federal regulations	$10,134	$900	$—	$11,034

Securities owned:
Investment securities:
Mutual funds(1)	$362	$—	$—	$362
Government and agency obligations	197	—	—	197
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$567	$112	$—	$679

Inventory securities:
Municipal obligations	$—	$26	$—	$26
Equities	15	—	—	15
Corporate bonds and notes	—	11	—	11
Mutual funds	6	—	—	6
Government and agency obligations	4	—	—	4
Certificates of deposit	—	1	—	1
Total inventory securities	$25	$38	$—	$63

Other assets:
Client fractional share ownership assets	$936	$—	$—	$936

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$936	$—	$—	$936

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT")), who require financing for some or all of their Partnership capital contributions. Loans made by the Partnership to such partners are generally for a period of one year and bear interest either at the greater of the Prime Rate minus 1.25% for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total partnership capital. Interest income earned from partnership loans, which is included in interest and dividends in the Consolidated Statements of Income, was $10 and $12 and $19 and $24 for the three- and six-month periods ended June 27, 2025 and June 28, 2024, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Six Months Ended
	June 27, 2025	June 28, 2024
Partnership loans outstanding at beginning of period	$473	$439
Partnership loans issued during the period	316	269
Repayment of Partnership loans during the period	(194)	(153)
Total Partnership loans outstanding	$595	$555

The minimum 7.5% annual return on the face amount of limited partnership capital was $32 and $33 and $65 and $66 for the three- and six-month periods ended June 27, 2025 and June 28, 2024, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	June 27, 2025	December 31, 2024
U.S.:
Net capital	$1,088	$938
Net capital in excess of the minimum required	$1,018	$873
Net capital as a percentage of aggregate debit items	30.8%	28.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	4.2%	5.2%

Canada:
Regulatory risk-adjusted capital	$77	$71
Regulatory risk-adjusted capital in excess of the minimum required	$76	$69

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

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a then current financial advisor as a putative collective action alleging gender discrimination under the Fair Labor Standards Act, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. On March 31, 2023, the district court denied the motion to dismiss and lifted the stay of proceedings. Edward Jones and JFC filed an answer to the amended complaint on April 17, 2023. Discovery related to collective and class certification closed on June 20, 2025. The expert discovery phase closes in February 2026. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 ("Title VII") and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. In June 2023, the district court granted in part and denied in part the defendants' motion to dismiss, permitting the plaintiff's EPA claim and related state-law claim to proceed in connection with only one of the roles she held during her employment by the firm, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. In May 2025, the district court granted plaintiff's motion to amend the complaint to reallege pay discrimination with regard to both roles plaintiff held during her employment with the firm, as well as the previously dismissed Title VII disparate impact claim. Plaintiff’s amended complaint maintains similar putative collective and class definitions to include all female home office associates in any role. On May 27, 2025, Edward Jones filed its answer and affirmative defenses to the amended complaint. Edward Jones also filed a motion to dismiss on personal jurisdiction grounds, and that motion remains pending. Phase I fact discovery closed on May 28, 2025. In June 2025, plaintiff filed a motion for sanctions, alleging a failure to produce ordered documents. Edward Jones filed its opposition on July 14, 2025, and plaintiff filed her reply on July 18, 2025. On July 23, 2025, the district court granted plaintiff's motion and a hearing to determine the sanctions is scheduled for September 9, 2025. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a loss to the extent that the amount of such loss can be reasonably estimated. This liability represents the Partnership’s estimate of the probable loss as of June 27, 2025, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $23 as of June 27, 2025. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of June 27, 2025 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
June 27, 2025	$127	—	127	—	(127)	$—
December 31, 2024	$1,390	—	1,390	—	(1,390)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Six Months Ended
	June 27, 2025	June 28, 2024
Non-cash activities:
Issuance of general partnership interests through partnership loans in the period	$316	$269
Repayment of partnership loans through distributions from partnership capital in the period	$152	$112

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 27, 2025	June 28, 2024
Cash and cash equivalents	$1,749	$1,743
Cash and investments segregated under federal regulations	13,944	13,590
Less: Investments segregated under federal regulations	8,758	9,654
Total cash, cash equivalents and restricted cash	$6,935	$5,679

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

Introduction

The Partnership is a leading financial services firm which operates throughout North America in the U.S. and Canada. The Partnership's more than 20,000 financial advisors serve more than 9 million clients with a total of $2.3 trillion in client assets under care as of June 27, 2025. The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues, and together, better our communities and society. Through the dedication of the firm's approximately 55,000 associates and our branch presence in 68% of U.S. counties and most Canadian provinces and territories, the firm is committed to helping improve the financial wellness for tens of millions of long-term investors across North America by providing comprehensive, personalized planning and professional advice.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three- and six-month periods ended, June 27, 2025 and June 28, 2024. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 27, 2025	June 28, 2024	% Change	June 27, 2025	June 28, 2024	% Change
Revenue:
Fee revenue	$3,532	$3,198	10%	$7,012	$6,298	11%
% of net revenue	83%	82%	1%	83%	82%	1%
Trade revenue	449	433	4%	892	857	4%
% of net revenue	11%	11%	—	11%	11%	—
Interest and dividends	265	302	-12%	535	610	-12%
Other revenue, net	38	36	6%	63	66	-5%
Total revenue	4,284	3,969	8%	8,502	7,831	9%
Interest expense	49	66	-26%	100	134	-25%
Net revenue	4,235	3,903	9%	8,402	7,697	9%
Operating expenses	3,764	3,433	10%	7,418	6,760	10%
Income before allocations	$471	$470	—	$984	$937	5%

Related metrics:
Income before allocations margin(1)	11.0%	11.8%	-7%	11.6%	12.0%	-3%
Client assets under care ($ billions):
Total:
At period end	$2,306	$2,062	12%	$2,306	$2,062	12%
Average	$2,212	$2,028	9%	$2,210	$1,992	11%
Advisory programs:
At period end	$931	$812	15%	$931	$812	15%
Average	$888	$797	11%	$884	$779	13%
Client dollars invested ($ billions)(2):
Trade	$54	$61	-11%	$109	$118	-7%
Advisory programs	$18	$14	29%	$35	$27	30%
Client households at period end	6.7	6.5	3%	6.7	6.5	3%
Net new households for the period(3)	27,000	60,000	-55%	77,000	124,000	-38%
Net new assets for the period ($ billions)(4):	$17	$19	-10%	$34	$37	-8%
Financial advisors (actual):
At period end	20,309	19,589	4%	20,309	19,589	4%
Average	20,316	19,522	4%	20,265	19,418	4%
Attrition %(5)	6.4%	5.3%	21%	6.0%	5.4%	11%
Dow Jones Industrial Average (actual):
At period end	43,819	39,119	12%	43,819	39,119	12%
Average	41,446	38,823	7%	42,332	38,657	10%
S&P 500 Index (actual):
At period end	6,173	5,460	13%	6,173	5,460	13%
Average	5,720	5,247	9%	5,809	5,119	13%
Bloomberg Aggregate Bond Index (actual):
At period end	99	97	2%	99	97	2%
Average	98	97	1%	98	97	1%

(1)
Income before allocations margin is income before allocations expressed as a percentage of total revenue.
(2)
Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.
(3)
Net new households represents new client households opened less client households closed during the period, rounded to the nearest thousand. The metric is estimated based on available information.
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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2025 versus Second Quarter 2024 Overview

The Partnership ended the second quarter of 2025 with a 12% increase in client assets under care ("AUC") to $2.3 trillion and a 9% increase in average client AUC, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 11% due to higher average market levels and the continued investment of client dollars into advisory programs. Net new assets decreased by 10% compared to the second quarter of 2024, continuing a downward trend which can be attributed to higher asset outflows. These outflows are impacted by a variety of factors, including, without limitation, an aging client base and generational wealth transfers outside the firm, macroeconomic volatility, inflation and consumer spending. The Partnership ended the second quarter with 20,309 financial advisors. Financial advisor attrition increased to 6.4% primarily due to an increase in retirements, consistent with industry trends.

Net revenue increased 9% to $4,235, primarily due to increases in fee revenue, partially offset by a decrease in interest and dividends revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels and the continued investment of client dollars into advisory programs. The decrease in interest and dividends revenue was primarily due to a decrease in interest earned on short-term investments and government and agency obligations.

Operating expenses increased 10% to $3,764, primarily due to increases in financial advisor and home office and branch compensation and benefits expense. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Home office and branch compensation increased primarily due to estimated separation costs associated with Enterprise Reimagined, higher average wages and increases in healthcare costs. In accordance with the Partnership's strategic ambition to improve the financial wellness for tens of millions of long-term investors across North America, the firm has embarked on a multi-tiered initiative, called "Enterprise Reimagined,” that the firm believes will create more efficient operations by restructuring and reducing the size of the home office, removing redundancies, and adopting new capabilities, processes and technology to deliver more value and create a better client experience.

Income before allocations slightly increased to $471. Income before allocations margin was 11.0% in the second quarter of 2025, reflecting a strategic balance between investing in the future and current financial results.

Six Months Ended June 27, 2025 versus Six Months Ended June 28, 2024 Overview

Average client AUC increased 11% during the first half of 2025 compared to the same period in 2024, reflecting increases in the market value of client assets as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 13% due to higher average market levels and the increased investment of client assets into advisory programs. Net new assets decreased 8% in the first half of 2025, continuing a downward trend which can be attributed to higher asset outflows. These outflows are impacted by a variety of factors, including, without limitation, an aging client base and generational wealth transfers outside the firm, macroeconomic volatility, inflation and consumer spending. The net new asset decrease was attributable to existing clients.

Net revenue increased 9% to $8,402, primarily due to increases in fee revenue, partially offset by a decrease in interest and dividends revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels and the continued investment of client dollars into advisory programs. The decrease in interest and dividends revenue was primarily due to a decrease in interest earned on short-term investments and government and agency obligations.

Operating expenses increased 10% to $7,418, primarily due to increases in financial advisor and home office and branch compensation and benefits expense. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Home office and branch compensation increased primarily due to estimated separation costs associated with Enterprise Reimagined as discussed above, higher average wages and increases in healthcare costs.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations increasing 5% to $984. Income before allocations margin was 11.6%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 27, 2025 AND JUNE 28, 2024

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 10% to $3,532 and 11% to $7,012 in the second quarter and first half of 2025, respectively, compared to the same periods in 2024. A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 27, 2025	June 28, 2024	% Change	June 27, 2025	June 28, 2024	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,605	$2,285	14%	$5,150	$4,475	15%
Service fees	405	400	1%	815	792	3%
Cash solutions fees	142	144	-1%	287	294	-2%
Other asset-based fees	194	182	7%	388	358	8%
Total asset-based fee revenue	3,346	3,011	11%	6,640	5,919	12%
Account and activity fee revenue:
Shareholder accounting services fees	115	117	-2%	233	233	—
Other account and activity fee revenue	71	70	1%	139	146	-5%
Total account and activity fee revenue	186	187	-1%	372	379	-2%
Total fee revenue	$3,532	$3,198	10%	$7,012	$6,298	11%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$867.9	$780.7	11%	$864.9	$763.1	13%
Mutual fund assets held outside of advisory programs	$664.1	$619.0	7%	$665.1	$608.1	9%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 11% to $3,346 and 12% to $6,640 in the second quarter and first half of 2025, respectively, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels as well as the continued investment of client dollars into advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 4% in both the second quarter and first half of 2025 to $449 and $892, respectively, compared to the same periods in 2024. A discussion of trade revenue components follows.

	Three Months Ended					Six Months Ended
	June 27, 2025		June 28, 2024		% Change	June 27, 2025		June 28, 2024		% Change
Trade revenue:
Commissions revenue:
Equities	$166		$152		9%	$336		$303		11%
Mutual funds	103		110		-6%	221		230		-4%
Insurance products and other	114		114		—	210		213		-1%
Total commissions revenue	$383		$376		2%	$767		$746		3%
Principal transactions	66		57		16%	125		111		13%
Total trade revenue	$449		$433		4%	$892		$857		4%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$12.3	23%	$10.8	18%	14%	$24.8	23%	$21.3	18%	16%
Mutual funds	6.6	12%	7.0	11%	-6%	14.1	13%	14.5	12%	-3%
Insurance products and other	4.4	8%	4.3	7%	2%	8.1	7%	8.1	7%	—
Principal transactions	30.9	57%	38.8	64%	-20%	62.3	57%	74.3	63%	-16%
Total client dollars invested	$54.2		$60.9		-11%	$109.3		$118.2		-8%

Margin per $1,000 invested	$8.3		$7.1		17%	$8.2		$7.3		12%
U.S. business days	62		63		-2%	121		124		-2%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the second quarter and first half of 2025 primarily due to increases in equities commissions revenue and principal transactions revenue, partially offset by decreases in mutual funds commissions revenue due to decreases in client dollars invested. Equities commissions revenue increased from higher client dollars invested in equities. Principal transactions revenue increased from higher margins earned on fixed income products, despite lower client dollars invested.

Net Interest and Dividends

Net interest and dividends revenue decreased 8% to $216 and 9% to $435 in the second quarter and first half of 2025, respectively, compared to the same periods in 2024. The decreases in both periods were primarily due to decreases in interest earned on short-term investments and government and agency obligations, partially offset by decreases in customer credit interest expense paid on client balances. The decreases in both periods resulted from lower interest rates.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 10% in both the second quarter and first half of 2025 to $3,764 and $7,418, respectively, compared to the same periods in 2024. A discussion of operating expense components follows.

	Three Months Ended			Six Months Ended
	June 27, 2025	June 28, 2024	% Change	June 27, 2025	June 28, 2024	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,692	$1,512	12%	$3,345	$2,991	12%
Home office and branch	727	604	20%	1,353	1,206	12%
Variable compensation	588	591	-1%	1,199	1,141	5%
Total compensation and benefits	3,007	2,707	11%	5,897	5,338	10%

Communications and data processing	277	252	10%	544	496	10%
Occupancy and equipment	164	158	4%	327	316	3%
Fund sub-adviser fees	89	78	14%	173	152	14%
Professional and consulting fees	62	47	32%	123	90	37%
Advertising	37	38	-3%	76	80	-5%
Other operating expenses	128	153	-16%	278	288	-3%
Total operating expenses	$3,764	$3,433	10%	$7,418	$6,760	10%

Related metrics (actual):
Number of physical branches:
At period end	15,071	15,305	-2%	15,071	15,305	-2%
Average	15,101	15,315	-1%	15,132	15,335	-1%
Financial advisors:
At period end	20,309	19,589	4%	20,309	19,589	4%
Average	20,316	19,522	4%	20,265	19,418	4%
Client support team professionals(1):
At period end	20,543	20,068	2%	20,543	20,068	2%
Average	20,350	19,928	2%	20,278	19,861	2%
Home office associates(1):
At period end	9,455	9,430	—	9,455	9,430	—
Average	9,429	9,439	—	9,419	9,460	—

(1)
Counted on a full-time equivalent basis.

The increases in operating expenses in the second quarter and first half of 2025 compared to the same periods in 2024 were primarily due to increases in financial advisor and home office and branch compensation and benefits expense, which are described below.

Financial advisor compensation and benefits expense increased 12% in both the second quarter and first half of 2025 to $1,692 and $3,345, respectively. The increases in both periods were primarily due to increases in revenues on which commissions are earned.

Home office and branch compensation and benefits expense increased 20% to $727 and 12% to $1,353 in the second quarter and first half of 2025, respectively, primarily due to estimated separation costs associated with Enterprise Reimagined as discussed above, higher average wages and increases in healthcare costs.

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

	U.S.			Canada
	Three Months Ended			Three Months Ended
	June 27, 2025	June 28, 2024	% Change	June 27, 2025	June 28, 2024	% Change
Net revenue	$4,129	$3,793	9%	$106	$110	-4%
FA compensation	1,646	1,469	12%	46	43	7%
Home office operating expense	851	751	13%	27	24	13%
Branch office operating expense	588	538	9%	18	17	6%
Variable compensation	574	578	-1%	14	13	8%
Operating expenses	3,659	3,336	10%	105	97	8%
Income before allocations	$470	$457	3%	$1	$13	-92%

Income before allocations margin	11.2%	11.8%	-5%	1.0%	11.7%	-91%
Pre-variable income margin	25.0%	26.8%	-7%	14.1%	23.4%	-40%
Client assets under care ($ billions):
At period end	$2,256.6	$2,019.4	12%	$49.0	$42.9	14%
Average	$2,165.0	$1,985.4	9%	$46.7	$42.4	10%
Net new households for the period (rounded in thousands)	26,000	60,000	-57%	1,000	—	—
Net new assets for the period ($ billions)	$16.4	$19.3	-15%	$0.4	$0.4	—
Financial advisors (actual):
At period end	19,435	18,724	4%	874	865	1%
Average	19,442	18,658	4%	874	864	1%

	U.S.			Canada
	Six Months Ended			Six Months Ended
	June 27, 2025	June 28, 2024	% Change	June 27, 2025	June 28, 2024	% Change
Net revenue	$8,176	$7,481	9%	$226	$216	5%
FA compensation	3,251	2,906	12%	94	85	11%
Home office operating expense	1,629	1,468	11%	54	50	8%
Branch office operating expense	1,156	1,076	7%	35	34	3%
Variable compensation	1,172	1,117	5%	27	24	13%
Operating expenses	7,208	6,567	10%	210	193	9%
Income before allocations	$968	$914	6%	$16	$23	-30%

Income before allocations margin	11.7%	12.0%	-2%	7.2%	10.6%	-32%
Pre-variable income margin	25.8%	26.7%	-3%	19.3%	21.6%	-11%
Client assets under care ($ billions):
At period end	$2,256.6	$2,019.4	12%	$49.0	$42.9	14%
Average	$2,163.5	$1,949.8	11%	$46.1	$42.0	10%
Net new households for the period (rounded in thousands)	75,000	123,000	-39%	2,000	1,000	100%
Net new assets for the period ($ billions)	$33.2	$36.6	-9%	$0.9	$0.9	—
Financial advisors (actual):
At period end	19,435	18,724	4%	874	865	1%
Average	19,391	18,559	4%	874	859	2%

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 9% in both the second quarter and first half of 2025 to $4,129 and $8,176, respectively, compared to the same periods in 2024, primarily due to increases in revenue from advisory program fees, partially offset by a decrease in interest and dividends revenue. Growth in revenue from advisory programs was due to higher average market levels as well as the continued investment of client dollars into advisory programs. The decrease in interest and dividend revenue was primarily due to a decrease in interest earned on short-term investments and government and agency obligations.

Operating expenses increased 10% in both the second quarter and first half of 2025 to $3,659 and $7,208, respectively, primarily due to increases in financial advisor compensation and home office operating expense. Financial advisor compensation increased 12% in both the second quarter and first half of 2025 to $1,646 and $3,251, respectively, primarily due to increases in revenues on which commissions are earned. Home office operating expense increased 13% and 11% to $851 and $1,629 in the second quarter and first half of 2025, respectively, primarily due to estimated separation costs associated with Enterprise Reimagined as discussed above, higher average wages and increases in healthcare costs.

Income before allocations increased 3% to $470 and 6% to $968 in the second quarter and first half of 2025, respectively. Income before allocations margin was 11.2% and 11.7% in the second quarter and first half of 2025, reflecting a strategic balance between investing in the future and current financial results.

Canada

Net revenue decreased 4% to $106 and increased 5% to $226 in the second quarter and first half of 2025, respectively, compared to the same periods in 2024. The decrease in the second quarter was primarily due to losses from foreign currency translation, partially offset by an increase in fee revenue from advisory program fees. The increase in the first half of 2025 was primarily due to an increase in fee revenue from advisory program fees, partially offset by decreases in interest income and losses from foreign currency translation. Growth in fee revenue from advisory programs in both periods was due to higher average market levels as well as the continued investment of client dollars into advisory programs.

Operating expenses increased 8% to $105 and 9% to $210 in the second quarter and first half of 2025, respectively, primarily due to increases in financial advisor compensation and home office operating expense. Financial advisor compensation increased 7% to $46 and 11% to $94 in the second quarter and first half of 2025, respectively, primarily due to an increase in revenues on which commissions are earned. Home office operating expense increased 13% to $27 and 8% to $54 in the second quarter and first half of 2025, respectively, primarily due to an increase in management expense.

Income before allocations decreased 92% to $1 and 30% to $16 in the second quarter and first half of 2025, respectively. Pre-variable income margin was 14.1% and 19.3% in the second quarter and first half of 2025, respectively.

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

The Partnership’s capital subject to mandatory redemption as of June 27, 2025, net of reserve for anticipated withdrawals, was $4,457, an increase of $256 from December 31, 2024. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($14, $56 and $316, respectively) and the retention of a portion of general partner earnings ($98), partially offset by the net increase in Partnership loans outstanding ($122) and the redemption of limited partner, subordinated limited partner and general partner interests ($12, $34 and $60, respectively). During each of the three- and six-month periods ended June 27, 2025 and June 28, 2024, the Partnership retained 13.8% of income allocated to general partners.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of June 27, 2025
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,729	$743	$2,580	$5,052
Partnership capital owned by partners with individual loans	$231	$—	$1,335	$1,566
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	13%	—	52%	31%

Individual loans:
Individual bank loans	$69	$—	$—	$69
Individual Partnership loans	—	—	595	595
Total individual loans	$69	$—	$595	$664
Individual loans as a percent of total Partnership capital	4%	—	23%	13%
Individual loans as a percent of respective Partnership capital owned by partners with loans	30%	—	45%	42%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of June 27, 2025 and December 31, 2024:

	June 27, 2025	December 31, 2024
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

The Partnership has a $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022 and amended from time to time thereafter. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of June 27, 2025, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of June 27, 2025 or December 31, 2024. In addition, the Partnership did not have any draws against these lines of credit during the six-month period ended June 27, 2025.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of June 27, 2025, the Partnership had $1,749 in cash and cash equivalents and $127 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $1,876 of Partnership liquidity as of June 27, 2025, a 49% decrease from $3,663 as of December 31, 2024. The Partnership also held $400 and $197 in government and agency obligations as of June 27, 2025 and December 31, 2024, respectively, to help facilitate cash management and maintain firm liquidity. The Partnership had $13,944 and $15,112 in cash and investments segregated under federal regulations as of June 27, 2025 and December 31, 2024, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement and generally higher cash balances held at the end of December to fund partner distributions.

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

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	June 27, 2025	December 31, 2024	% Change
U.S.:
Net capital	$1,088	$938	16%
Net capital in excess of the minimum required	$1,018	$873	17%
Net capital as a percentage of aggregate debit items	30.8%	28.9%	7%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	4.2%	5.2%	-20%

Canada:
Regulatory risk-adjusted capital	$77	$71	8%
Regulatory risk-adjusted capital in excess of the minimum required	$76	$69	10%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.4 billion and $17.5 billion, respectively, for the six-month period ended June 27, 2025 and earned interest at an average annual rate of approximately 724 and 431 basis points (7.24% and 4.31%), respectively, during the first six months of 2025. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $88. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $124. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Partnership's Money Market Fund and at third-party banks participating in the Partnership's Insured Bank Deposit program.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 27, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $488 thousand and $1,470 thousand in subordinated limited partnership interests ("SLP Interests"), which are described in the Partnership Agreement, to general partners on April 1, 2025 and July 1, 2025, respectively. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

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

3.36	*

Thirty-Fourth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 20, 2025, incorporated by reference from Exhibit 3.36 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 28, 2025.

3.37	*

Thirty-Fifth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 16, 2025, incorporated by reference from Exhibit 3.37 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 28, 2025.

3.38	**	Thirty-Sixth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 21, 2025.
3.39	**	Thirty-Seventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 18, 2025.
3.40	**	Thirty-Eighth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 17, 2025.
31.1	**

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
August 8, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 8, 2025
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2025
Andrew T. Miedler