Form 10-Q
period 2025-09-26
JONES FINANCIAL COMPANIES LLLP
filed 2025-11-07
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2025

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

As of October 31, 2025, 1,721,336 units of limited partnership interest were outstanding, each representing $1,000 of limited partner capital, and $437,613,500 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the limited partnership interests or the limited partnership Profits Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	September 26, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$3,299	$2,273
Cash and investments, at fair value, segregated under federal regulations	11,976	15,112
Securities purchased under agreements to resell	731	1,390
Receivables from:
Clients	5,112	4,350
Mutual funds, insurance companies and other	1,034	967
Brokers, dealers and clearing organizations	409	350
Securities owned, at fair value:
Investment securities	863	679
Inventory securities	72	63
Fixed assets, at cost, net of accumulated depreciation and amortization	1,646	1,397
Lease right-of-use assets	1,132	1,085
Other assets	1,452	1,298

TOTAL ASSETS	$27,726	$28,964

LIABILITIES:
Payables to:
Clients	$16,707	$18,189
Brokers, dealers and clearing organizations	91	68
Accrued compensation and employee benefits	3,259	3,144
Accounts payable, accrued expenses and other	1,519	1,529
Lease liabilities	1,170	1,125
	22,746	24,055
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,723	1,727
Subordinated limited partners	742	721
General partners	2,114	1,753
Total	4,579	4,201
Reserve for anticipated withdrawals	401	708
Total partnership capital and Profits Interests subject to mandatory redemption	4,980	4,909

TOTAL LIABILITIES	$27,726	$28,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Revenue:
Fee revenue
Asset-based	$3,667	$3,184	$10,307	$9,103
Account and activity	184	185	556	564
Total fee revenue	3,851	3,369	10,863	9,667
Trade revenue	448	442	1,340	1,299
Interest and dividends	260	294	795	904
Other revenue, net	29	83	92	149
Total revenue	4,588	4,188	13,090	12,019
Interest expense	49	65	149	199
Net revenue	4,539	4,123	12,941	11,820
Operating expenses:
Compensation and benefits	3,216	2,822	9,113	8,160
Communications and data processing	300	243	844	739
Occupancy and equipment	167	159	494	475
Fund sub-adviser fees	95	81	268	233
Professional and consulting fees	66	47	189	137
Advertising	34	38	110	118
Other operating expenses	135	174	413	462
Total operating expenses	4,013	3,564	11,431	10,324

Income before allocations	526	559	1,510	1,496

Allocations:
Limited partners	78	85	220	232
Profits Interests	18	12	51	32
Subordinated limited partners	55	61	160	164
General partners	375	401	1,079	1,068
Net income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$40.19	$46.42	$115.79	$123.83

Weighted average $1,000 equivalent limited partnership units outstanding	1,724,426	1,738,470	1,730,541	1,744,585

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net income	$—	$—	$—	$—
Other comprehensive income (loss):
Foreign currency translation	(1)	1	3	(2)
Comprehensive income (loss) before allocations	(1)	1	3	(2)

Allocations	(1)	1	3	(2)
Total comprehensive income (loss)	$—	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2025

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Profits Interests	Subordinated Limited Partnership Capital	General Partnership Capital	Total
2025
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2024	$1,926	$14	$794	$2,175	$4,909
Reserve for anticipated withdrawals	(199)	(14)	(73)	(422)	(708)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2024	$1,727	$—	$721	$1,753	$4,201
Partnership loans outstanding, December 31, 2024	—	—	—	473	473
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2024	1,727	—	721	2,226	4,674
Issuance of partnership interests	14	—	56	302	372
Redemption of partnership interests	(7)	—	(17)	(42)	(66)
Net income allocations	71	17	56	369	513
Other comprehensive loss allocations	—	—	(1)	(4)	(5)
Distributions	15	—	—	(23)	(8)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 28, 2025	1,820	17	815	2,828	5,480
Issuance of partnership interests	—	—	—	14	14
Redemption of partnership interests	(5)	—	(17)	(18)	(40)
Net income allocations	71	16	49	335	471
Other comprehensive income allocations	1	—	1	7	9
Distributions	(33)	(27)	(87)	(430)	(577)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, June 27, 2025	1,854	6	761	2,736	5,357
Issuance of partnership interests	—	—	2	6	8
Redemption of partnership interests	(6)	—	(3)	(39)	(48)
Net income allocations	78	18	55	375	526
Other comprehensive loss allocations	(1)	—	—	—	(1)
Distributions	(2)	(18)	(54)	(293)	(367)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, September 26, 2025	1,923	6	761	2,785	5,475
Partnership loans outstanding, September 26, 2025	—	—	—	(495)	(495)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 26, 2025	$1,923	$6	$761	$2,290	$4,980
Reserve for anticipated withdrawals	(200)	(6)	(19)	(176)	(401)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 26, 2025	$1,723	$—	$742	$2,114	$4,579

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	1,510	1,496
Foreign currency translation	3	(2)
Depreciation and amortization	533	451

Changes in assets and liabilities:
Investments segregated under federal regulations	3,482	2,355
Securities purchased under agreements to resell	659	403
Net payable to clients	(2,244)	(2,204)
Net receivable from brokers, dealers and clearing organizations	(36)	169
Receivable from mutual funds, insurance companies and other	(67)	(44)
Securities owned	(193)	(436)
Other assets	(161)	(87)
Lease liabilities	(272)	(261)
Accrued compensation and employee benefits	115	302
Accounts payable, accrued expenses and other	(10)	(65)
Net cash provided by operating activities	3,319	2,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(505)	(390)
Cash used in investing activities	(505)	(390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	48	42
Issuance of partnership interests	73	73
Redemption of partnership interests	(154)	(123)
Distributions from partnership capital	(1,409)	(1,344)
Net cash used in financing activities	(1,442)	(1,352)
Net increase in cash, cash equivalents and restricted cash	1,372	335

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,350	5,817
End of period	$7,722	$6,152

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership,” "JFC" or the "firm"). The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2025 and November 30, 2024 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and nine-month periods ended August 31, 2025 and 2024 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income and Loss, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and the Partnership's operating subsidiary in Canada, Edward Jones (an Ontario limited partnership), is a registered investment dealer in Canada ("EJ Canada"). The Partnership conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the three- and nine-month periods ended September 26, 2025 and September 27, 2024, see Note 4 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

There have been no material changes to the Partnership's significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). The results of operations for the three- and nine-month periods ended September 26, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and nine-month periods ended September 26, 2025 and September 27, 2024, respectively, cash paid for amounts included in the measurement of operating lease liabilities was $92 and $272 and $88 and $261, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $109 and $307 and $96 and $295, respectively. As of September 26, 2025 and December 31, 2024, the weighted-average remaining lease terms were five years and four years, respectively, and the weighted-average discount rates were 4.2% and 4.0%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Operating lease cost	$91	$87	$269	$259
Variable lease cost	19	19	57	54
Total lease cost	$110	$106	$326	$313

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

September 26, 2025
2025	$92
2026	346
2027	289
2028	226
2029	153
Thereafter	203
Total lease payments	1,309
Less: Interest	139
Total present value of lease liabilities	$1,170

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of September 26, 2025 and December 31, 2024, collateral held for receivables from clients was $6,537 and $5,119, respectively, and collateral held for securities purchased under agreements to resell was $743 and $1,414, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the allowance for credit loss was zero for each period. Additionally, partnership loan values remained below the value of capital allocated to partners, resulting in an allowance for credit loss of zero as of September 26, 2025 and December 31, 2024.

As of September 26, 2025, December 31, 2024 and December 31, 2023, $1,008, $883 and $732, respectively, of the receivable from clients balance and $363, $377 and $343, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The allowance for credit loss for receivables from contracts with customers was zero as of September 26, 2025 and December 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 4 for segment information.

	Three Months Ended			Three Months Ended
	September 26, 2025			September 27, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,826	$60	$2,886	$2,396	$49	$2,445
Service fees	411	27	438	385	26	411
Cash solutions fees	135	—	135	141	—	141
Other asset-based fees	208	—	208	187	—	187
Total asset-based fee revenue	3,580	87	3,667	3,109	75	3,184
Account and activity fee revenue:
Shareholder accounting services fees	115	—	115	116	—	116
Other account and activity fee revenue	67	2	69	66	3	69
Total account and activity fee revenue	182	2	184	182	3	185
Total fee revenue	3,762	89	3,851	3,291	78	3,369
Trade revenue:
Commissions	370	12	382	371	12	383
Principal transactions	63	3	66	56	3	59
Total trade revenue	433	15	448	427	15	442
Total revenue from customers	4,195	104	4,299	3,718	93	3,811
Net interest and dividends and other revenue	223	17	240	296	16	312
Net revenue	$4,418	$121	$4,539	$4,014	$109	$4,123

	Nine Months Ended			Nine Months Ended
	September 26, 2025			September 27, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,873	$163	$8,036	$6,781	$139	$6,920
Service fees	1,174	79	1,253	1,126	77	1,203
Cash solutions fees	422	—	422	435	—	435
Other asset-based fees	596	—	596	545	—	545
Total asset-based fee revenue	10,065	242	10,307	8,887	216	9,103
Account and activity fee revenue:
Shareholder accounting services fees	348	—	348	349	—	349
Other account and activity fee revenue	199	9	208	205	10	215
Total account and activity fee revenue	547	9	556	554	10	564
Total fee revenue	10,612	251	10,863	9,441	226	9,667
Trade revenue:
Commissions	1,111	38	1,149	1,092	37	1,129
Principal transactions	183	8	191	161	9	170
Total trade revenue	1,294	46	1,340	1,253	46	1,299
Total revenue from customers	11,906	297	12,203	10,694	272	10,966
Net interest and dividends and other revenue	688	50	738	801	53	854
Net revenue	$12,594	$347	$12,941	$11,495	$325	$11,820

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

	Three Months Ended			Three Months Ended
	September 26, 2025			September 27, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$4,418	$121	$4,539	$4,014	$109	$4,123
FA compensation	1,710	48	1,758	1,533	43	1,576
Home office operating expense	822	27	849	763	25	788
Branch office operating expense	597	19	616	545	17	562
Variable compensation	774	16	790	625	13	638
Operating expenses	3,903	110	4,013	3,466	98	3,564
Income before allocations	$515	$11	$526	$548	$11	$559

Income before allocations margin	11.5%	9.3%	11.5%	13.4%	10.0%	13.3%
Net interest and dividends revenue	$201	$10	$211	$218	$11	$229
Depreciation and amortization	$183	$7	$190	$153	$4	$157
Total assets at period end	$26,461	$1,265	$27,726	$25,494	$1,087	$26,581

	Nine Months Ended			Nine Months Ended
	September 26, 2025			September 27, 2024
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$12,594	$347	$12,941	$11,495	$325	$11,820
FA compensation	4,961	142	5,103	4,439	128	4,567
Home office operating expense	2,451	81	2,532	2,231	75	2,306
Branch office operating expense	1,753	54	1,807	1,621	51	1,672
Variable compensation	1,946	43	1,989	1,742	37	1,779
Operating expenses	11,111	320	11,431	10,033	291	10,324
Income before allocations	$1,483	$27	$1,510	$1,462	$34	$1,496

Income before allocations margin	11.6%	7.8%	11.5%	12.5%	10.4%	12.4%
Net interest and dividends revenue	$614	$32	$646	$670	$35	$705
Depreciation and amortization	$517	$16	$533	$440	$11	$451
Total assets at period end	$26,461	$1,265	$27,726	$25,494	$1,087	$26,581

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership did not have any assets or liabilities categorized as Level III during the nine- and twelve-month periods ended September 26, 2025 and December 31, 2024, respectively. The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	September 26, 2025
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$123	$—	$123
Money market funds	86	—	—	86
Total cash equivalents	$86	$123	$—	$209

Investments segregated under federal regulations:
U.S. treasuries	$7,053	$—	$—	$7,053
Certificates of deposit	—	500	—	500
Total investments segregated under federal regulations	$7,053	$500	$—	$7,553

Securities owned:
Investment securities:
Government and agency obligations	$400	$—	$—	$400
Mutual funds(1)	379	—	—	379
Certificates of deposit	—	75	—	75
Equities	9	—	—	9
Total investment securities	$788	$75	$—	$863

Inventory securities:
Municipal obligations	$—	$42	$—	$42
Equities	10	—	—	10
Mutual funds	9	—	—	9
Corporate bonds and notes	—	6	—	6
Certificates of deposit	—	5	—	5
Total inventory securities	$19	$53	$—	$72

Other assets:
Client fractional share ownership assets	$1,078	$—	$—	$1,078

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,078	$—	$—	$1,078

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$170	$—	$170
Money market funds	92	—	—	92
Total cash equivalents	$92	$170	$—	$262

Investments segregated under federal regulations:
U.S. treasuries	$10,134	$—	$—	$10,134
Certificates of deposit	—	900	—	900
Total investments segregated under federal regulations	$10,134	$900	$—	$11,034

Securities owned:
Investment securities:
Mutual funds(1)	$362	$—	$—	$362
Government and agency obligations	197	—	—	197
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$567	$112	$—	$679

Inventory securities:
Municipal obligations	$—	$26	$—	$26
Equities	15	—	—	15
Corporate bonds and notes	—	11	—	11
Mutual funds	6	—	—	6
Government and agency obligations	4	—	—	4
Certificates of deposit	—	1	—	1
Total inventory securities	$25	$38	$—	$63

Other assets:
Client fractional share ownership assets	$936	$—	$—	$936

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$936	$—	$—	$936

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT")), who require financing for some or all of their Partnership capital contributions. Loans made by the Partnership to such partners are generally for a period of one year and bear interest either at the greater of the Prime Rate minus 1.25% for the last business day of the prior fiscal month or 3.25%. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total partnership capital. Interest income earned from partnership loans, which is included in interest and dividends in the Consolidated Statements of Income, was $8 and $12 and $27 and $36 for the three- and nine-month periods ended September 26, 2025 and September 27, 2024, respectively.

The following table shows the roll forward of outstanding Partnership loans for the:

	Nine Months Ended
	September 26, 2025	September 27, 2024
Partnership loans outstanding at beginning of period	$473	$439
Partnership loans issued during the period	321	270
Repayment of Partnership loans during the period	(299)	(195)
Total Partnership loans outstanding	$495	$514

The minimum 7.5% annual return on the face amount of limited partnership capital was $32 and $32 and $97 and $98 for the three- and nine-month periods ended September 26, 2025 and September 27, 2024, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	September 26, 2025	December 31, 2024
U.S.:
Net capital	$924	$938
Net capital in excess of the minimum required	$849	$873
Net capital as a percentage of aggregate debit items	24.6%	28.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	9.6%	5.2%

Canada:
Regulatory risk-adjusted capital	$81	$71
Regulatory risk-adjusted capital in excess of the minimum required	$80	$69

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client dollars from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. In 2019, the district court granted defendants' motion to dismiss in its entirety but permitted plaintiffs to amend their claims. The court subsequently granted defendants' motion to dismiss plaintiffs' amended claims. Plaintiffs appealed the district court's dismissal of certain of their state law claims and the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those claims. In early 2022, following remand by the Court of Appeals, the district court granted defendants' renewed motion to dismiss related to plaintiffs' remaining state law claims, but permitted plaintiffs to amend their claims. Defendants filed two motions to dismiss the amended claims, both of which were denied. In September 2023, plaintiffs moved for class certification and Edward Jones moved for summary judgment on the plaintiffs' individual claims. On September 9, 2024, the district court ultimately granted Edward Jones' motion for summary judgment and denied plaintiffs' motion for class certification as moot. Plaintiffs appealed and the parties are scheduled for oral arguments before the Court of Appeals on November 14, 2025. Edward Jones denies the plaintiffs' allegations and intends to continue to vigorously defend this lawsuit.

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

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 ("Title VII") and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. In June 2023, the district court granted in part and denied in part the defendants' motion to dismiss, permitting the plaintiff's EPA claim and related state-law claim to proceed in connection with only one of the roles she held during her employment by the firm, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. In May 2025, the district court granted plaintiff's motion to amend the complaint to reallege pay discrimination with regard to both roles plaintiff held during her employment with the firm, as well as the previously dismissed Title VII disparate impact claim. Plaintiff’s amended complaint maintains similar putative collective and class definitions to include all female home office associates in any role. On May 27, 2025, Edward Jones filed its answer and affirmative defenses to the amended complaint. Edward Jones also filed a motion to dismiss on personal jurisdiction grounds, and that motion remains pending. Phase I fact discovery closed on May 28, 2025. In June 2025, plaintiff filed a motion for sanctions, alleging a failure to produce ordered documents. On July 23, 2025, the district court granted plaintiff's motion. Edward Jones filed a motion for reconsideration which was granted on September 9, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The parties have been ordered to submit a status report to the district court on November 7, 2025 with a proposed schedule for the case moving forward. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a loss to the extent that the amount of such loss can be reasonably estimated. This liability represents the Partnership’s estimate of the probable loss as of September 26, 2025, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $24 as of September 26, 2025. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of September 26, 2025 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
September 26, 2025	$731	—	731	—	(731)	$—
December 31, 2024	$1,390	—	1,390	—	(1,390)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the:

	Nine Months Ended
	September 26, 2025	September 27, 2024
Non-cash activities:
Issuance of general partnership interests through partnership loans in the period	$321	$270
Repayment of partnership loans through distributions from partnership capital in the period	$251	$153

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 26, 2025	September 27, 2024
Cash and cash equivalents	$3,299	$1,944
Cash and investments segregated under federal regulations	11,976	13,246
Less: Investments segregated under federal regulations	7,553	9,038
Total cash, cash equivalents and restricted cash	$7,722	$6,152

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

Introduction

The Partnership is a leading financial services firm which operates throughout North America in the U.S. and Canada. The Partnership's more than 20,000 financial advisors serve more than 9 million clients with a total of $2.4 trillion in client assets under care as of September 26, 2025. The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues, and together, better our communities and society. Through the dedication of the firm's approximately 55,000 associates and our branch presence in 68% of U.S. counties and most Canadian provinces and territories, the firm is committed to helping improve the financial wellness for tens of millions of long-term investors across North America by providing comprehensive, personalized planning and professional advice.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue, net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include advisory program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions revenues are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding and the balances of Partnership loans. Other revenue, net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three- and nine-month periods ended, September 26, 2025 and September 27, 2024. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept. 26, 2025	Sept. 27, 2024	% Change	Sept. 26, 2025	Sept. 27, 2024	% Change
Revenue:
Fee revenue	$3,851	$3,369	14%	$10,863	$9,667	12%
% of net revenue	85%	82%	4%	84%	82%	2%
Trade revenue	448	442	1%	1,340	1,299	3%
% of net revenue	10%	11%	-9%	10%	11%	-9%
Interest and dividends	260	294	-12%	795	904	-12%
Other revenue, net	29	83	-65%	92	149	-38%
Total revenue	4,588	4,188	10%	13,090	12,019	9%
Interest expense	49	65	-25%	149	199	-25%
Net revenue	4,539	4,123	10%	12,941	11,820	9%
Operating expenses	4,013	3,564	13%	11,431	10,324	11%
Income before allocations	$526	$559	-6%	$1,510	$1,496	1%

Related metrics:
Income before allocations margin(1)	11.5%	13.3%	-14%	11.5%	12.4%	-7%
Client assets under care ($ billions):
Total:
At period end	$2,421	$2,176	11%	$2,421	$2,176	11%
Average	$2,365	$2,118	12%	$2,262	$2,035	11%
Advisory programs:
At period end	$1,036	$864	20%	$1,036	$864	20%
Average	$1,002	$837	20%	$944	$799	18%
Client dollars invested ($ billions)(2):
Trade	$51	$55	-7%	$160	$173	-7%
Advisory programs	$20	$14	43%	$55	$41	34%
Client households at period end	6.7	6.5	3%	6.7	6.5	3%
Net new households for the period(3)	24,000	53,000	-55%	101,000	177,000	-43%
Net new assets for the period ($ billions)(4):	$17	$16	6%	$51	$53	-4%
Financial advisors (actual):
At period end	20,429	19,885	3%	20,429	19,885	3%
Average	20,368	19,749	3%	20,302	19,534	4%
Attrition %(5)	6.1%	4.7%	30%	6.0%	5.1%	18%
Dow Jones Industrial Average (actual):
At period end	46,247	42,313	9%	46,247	42,313	9%
Average	44,974	40,552	11%	43,238	39,300	10%
S&P 500 Index (actual):
At period end	6,644	5,738	16%	6,644	5,738	16%
Average	6,413	5,539	16%	6,016	5,260	14%
Bloomberg Aggregate Bond Index (actual):
At period end	100	102	-2%	100	102	-2%
Average	99	100	-1%	98	98	—

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2025 versus Third Quarter 2024 Overview

The Partnership ended the third quarter of 2025 with $2.4 trillion of assets under care ("AUC"), including $1.0 trillion of advisory programs AUC. Average client AUC increased 12% due to higher average market levels, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 20% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets increased by 6% compared to the third quarter of 2024. The Partnership ended the third quarter with 20,429 financial advisors. Financial advisor attrition was 6.1% as a result of a variety of factors, including a rise in financial advisor departures with tenure of five years or less.

Net revenue increased 10% to $4,539, primarily due to increases in fee revenue, partially offset by decreases in other revenue and interest and dividends revenue. The increase in fee revenue was primarily due to increases in advisory programs with higher average market levels and the continued investment of client dollars into advisory programs. The decrease in other revenue was due to changes in the fair market value of investment securities from changes in the interest rate environment. The decrease in interest and dividends revenue was primarily due to a decrease in interest earned on short-term investments in U.S. Treasuries and reverse repurchase agreements resulting from lower interest rates.

Operating expenses increased 13% to $4,013, primarily due to increases in compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Home office and branch compensation and benefits increased primarily due to higher average wages and increases in healthcare costs. Variable compensation increased primarily due to increased branch profitability. Communications and data processing increased due to continued investments in new tools and technology and higher depreciation expense as a result of these recent investments.

Income before allocations decreased 6% to $526. Income before allocations margin was 11.5% in the third quarter of 2025, reflecting a strategic balance between investing in the future and current financial results.

Nine Months Ended September 26, 2025 versus Nine Months Ended September 27, 2024 Overview

Average client AUC increased 11% during the first nine months of 2025 compared to the same period in 2024, reflecting increases in the market value of client assets, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 18% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets decreased 4% in the first nine months of 2025. This year to date decline reflects elevated asset outflows, which were partially offset by stronger inflows. The outflows relative to the prior-year period continue an increasing downward trend influenced by several factors, including an aging client base, generational wealth transfers outside the firm, macroeconomic volatility, inflationary pressures, and shifts in consumer spending.

Net revenue increased 9% to $12,941, primarily due to increases in fee revenue, partially offset by decreases in interest and dividends revenue and other revenue. Fee revenue increased primarily due to growth in advisory programs, driven by higher average market levels and continued client investment into those programs. Interest and dividends revenue declined, largely reflecting reduced interest income from short-term investments in U.S. Treasuries and reverse repurchase agreements from lower interest rates. Other revenue decreased as a result of changes in the fair market value of investment securities, which were impacted by shifts in the interest rate environment.

Operating expenses increased 11% to $11,431, primarily due to increases in compensation and benefits expense and variable compensation. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Home office and branch compensation and benefits increased primarily due to higher average wages, increases in healthcare costs, and estimated separation costs associated with Enterprise Reimagined. In accordance with the Partnership's strategic ambition to improve the financial wellness for tens of millions of long-term investors across North America, the firm has embarked on a multi-tiered initiative, called "Enterprise Reimagined,” that the firm believes will create more efficient operations by restructuring and reducing the size of the home office, removing redundancies, and adopting new capabilities, processes and technology to deliver more value and create a better client experience. Variable compensation increased primarily due to increased branch profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, led to income before allocations increasing 1% to $1,510. Income before allocations margin was 11.5%, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 26, 2025 AND SEPTEMBER 27, 2024

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 14% to $3,851 and 12% to $10,863 in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept. 26, 2025	Sept. 27, 2024	% Change	Sept. 26, 2025	Sept. 27, 2024	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,886	$2,445	18%	$8,036	$6,920	16%
Service fees	438	411	7%	1,253	1,203	4%
Cash solutions fees	135	141	-4%	422	435	-3%
Other asset-based fees	208	187	11%	596	545	9%
Total asset-based fee revenue	3,667	3,184	15%	10,307	9,103	13%
Account and activity fee revenue:
Shareholder accounting services fees	115	116	-1%	348	349	—
Other account and activity fee revenue	69	69	—	208	215	-3%
Total account and activity fee revenue	184	185	-1%	556	564	-1%
Total fee revenue	$3,851	$3,369	14%	$10,863	$9,667	12%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Advisory programs	$982.3	$819.7	20%	$924.1	$782.6	18%
Mutual fund assets held outside of advisory programs	$704.5	$643.5	9%	$678.2	$620.3	9%

(1)
Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was approximately 98% for the periods presented.

Asset-based fee revenue increased 15% to $3,667 and 13% to $10,307 in the third quarter and first nine months of 2025, respectively, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels as well as the continued investment of client dollars into advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 1% and 3% in the third quarter and first nine months of 2025 to $448 and $1,340, respectively, compared to the same periods in 2024. A discussion of trade revenue components follows.

	Three Months Ended					Nine Months Ended
	Sept. 26, 2025		Sept. 27, 2024		% Change	Sept. 26, 2025		Sept. 27, 2024		% Change
Trade revenue:
Commissions revenue:
Equities	$158		$145		9%	$494		$448		10%
Mutual funds	107		118		-9%	328		348		-6%
Insurance products and other	117		120		-3%	327		333		-2%
Total commissions revenue	$382		$383		—	$1,149		$1,129		2%
Principal transactions	66		59		12%	191		170		12%
Total trade revenue	$448		$442		1%	$1,340		$1,299		3%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$11.6	23%	$10.4	19%	12%	$36.4	23%	$31.7	18%	15%
Mutual funds	7.0	14%	7.9	14%	-11%	21.1	13%	22.4	13%	-6%
Insurance products and other	4.3	8%	4.3	8%	—	12.4	8%	12.4	7%	—
Principal transactions	28.2	55%	32.0	59%	-12%	90.5	56%	106.3	62%	-15%
Total client dollars invested	$51.1		$54.6		-6%	$160.4		$172.8		-7%

Margin per $1,000 invested	$8.7		$8.1		7%	$8.4		$7.5		12%
U.S. business days	63		63		—	184		187		-2%

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the third quarter and first nine months of 2025 primarily due to increases in equities commissions revenue and principal transactions revenue, partially offset by decreases in mutual funds commissions revenue due to decreases in client dollars invested. Equities commissions revenue increased from higher client dollars invested in equities. Principal transactions revenue increased from higher margins earned on fixed income products, despite lower client dollars invested due to a product mix shift. Overall margin increased with a lower proportion of client dollars invested in short maturity principal transaction products, notably certificates of deposit, which earn lower margins than equity products.

Net Interest and Dividends

Net interest and dividends revenue decreased 8% to $211 and $646 in both the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The decreases in both periods were primarily due to decreases in interest earned on short-term investments in U.S. Treasuries and reverse repurchase agreements, partially offset by decreases in customer credit interest expense paid on client balances. Overall, the decreases in both periods reflect the impact of a lower interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 13% and 11% in the third quarter and first nine months of 2025 to $4,013 and $11,431, respectively, compared to the same periods in 2024. A discussion of operating expense components follows.

	Three Months Ended			Nine Months Ended
	Sept. 26, 2025	Sept. 27, 2024	% Change	Sept. 26, 2025	Sept. 27, 2024	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,758	$1,576	12%	$5,103	$4,567	12%
Home office and branch	668	608	10%	2,021	1,814	11%
Variable compensation	790	638	24%	1,989	1,779	12%
Total compensation and benefits	3,216	2,822	14%	9,113	8,160	12%

Communications and data processing	300	243	23%	844	739	14%
Occupancy and equipment	167	159	5%	494	475	4%
Fund sub-adviser fees	95	81	17%	268	233	15%
Professional and consulting fees	66	47	40%	189	137	38%
Advertising	34	38	-11%	110	118	-7%
Other operating expenses	135	174	-22%	413	462	-11%
Total operating expenses	$4,013	$3,564	13%	$11,431	$10,324	11%

Related metrics (actual):
Number of physical branches:
At period end	15,022	15,262	-2%	15,022	15,262	-2%
Average	15,048	15,284	-2%	15,104	15,317	-1%
Financial advisors:
At period end	20,429	19,885	3%	20,429	19,885	3%
Average	20,368	19,749	3%	20,302	19,534	4%
Client support team professionals(1):
At period end	20,521	20,080	2%	20,521	20,080	2%
Average	20,537	20,064	2%	20,355	19,921	2%
Home office associates(1):
At period end	9,419	9,406	—	9,419	9,406	—
Average	9,441	9,417	—	9,424	9,446	—

(1)
Counted on a full-time equivalent basis.

The increases in operating expenses in the third quarter and first nine months of 2025 compared to the same periods in 2024 were primarily due to increases in financial advisor and home office and branch compensation and benefits expense, variable compensation, and communications and data processing expense, which are described below.

Financial advisor compensation and benefits expense increased 12% in both the third quarter and first nine months of 2025 to $1,758 and $5,103, respectively. The increases in both periods were primarily due to increases in revenues on which commissions are earned.

Home office and branch compensation and benefits expense increased 10% and 11% to $668 and $2,021 in the third quarter and first nine months of 2025, respectively. The increase in the third quarter was primarily due to higher average wages and increases in healthcare costs. The increase in the first nine months was primarily due to higher average wages, increases in healthcare costs, and estimated separation costs associated with Enterprise Reimagined as discussed above.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing and remains a key component of our performance-based compensation model. Variable compensation increased 24% and 12% in the third quarter and first nine months of 2025 to $790 and $1,989, respectively, primarily due to increased branch profitability.

Communications and data processing expense increased 23% and 14% in the third quarter and first nine months of 2025 to $300 and $844, respectively, primarily due to continued investments in new tools and technology and higher depreciation expense as a result of these recent investments.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	U.S.			Canada
	Three Months Ended			Three Months Ended
	Sept. 26, 2025	Sept. 27, 2024	% Change	Sept. 26, 2025	Sept. 27, 2024	% Change
Net revenue	$4,418	$4,014	10%	$121	$109	11%
FA compensation	1,710	1,533	12%	48	43	12%
Home office operating expense	822	763	8%	27	25	8%
Branch office operating expense	597	545	10%	19	17	12%
Variable compensation	774	625	24%	16	13	23%
Operating expenses	3,903	3,466	13%	110	98	12%
Income before allocations	$515	$548	-6%	$11	$11	—

Income before allocations margin	11.5%	13.4%	-14%	9.3%	10.0%	-7%
Pre-variable income margin	28.8%	28.8%	—	22.4%	21.8%	3%
Client assets under care ($ billions):
At period end	$2,369.7	$2,130.9	11%	$51.1	$45.5	12%
Average	$2,315.3	$2,073.4	12%	$49.8	$44.3	12%
Net new households for the period (rounded in thousands)	24,000	53,000	-55%	—	—	—
Net new assets for the period ($ billions)	$16.6	$15.1	10%	$0.3	$0.4	-25%
Financial advisors (actual):
At period end	19,559	19,013	3%	870	872	—
Average	19,495	18,879	3%	873	870	—

	U.S.			Canada
	Nine Months Ended			Nine Months Ended
	Sept. 26, 2025	Sept. 27, 2024	% Change	Sept. 26, 2025	Sept. 27, 2024	% Change
Net revenue	$12,594	$11,495	10%	$347	$325	7%
FA compensation	4,961	4,439	12%	142	128	11%
Home office operating expense	2,451	2,231	10%	81	75	8%
Branch office operating expense	1,753	1,621	8%	54	51	6%
Variable compensation	1,946	1,742	12%	43	37	16%
Operating expenses	11,111	10,033	11%	320	291	10%
Income before allocations	$1,483	$1,462	1%	$27	$34	-21%

Income before allocations margin	11.6%	12.5%	-7%	7.8%	10.4%	-25%
Pre-variable income margin	26.9%	27.4%	-2%	20.3%	21.6%	-6%
Client assets under care ($ billions):
At period end	$2,369.7	$2,130.9	11%	$51.1	$45.5	12%
Average	$2,214.9	$1,992.3	11%	$47.3	$42.8	11%
Net new households for the period (rounded in thousands)	99,000	176,000	-44%	2,000	1,000	100%
Net new assets for the period ($ billions)	$49.8	$51.7	-4%	$1.2	$1.3	-8%
Financial advisors (actual):
At period end	19,559	19,013	3%	870	872	—
Average	19,428	18,671	4%	874	863	1%

U.S.

Net revenue increased 10% in both the third quarter and first nine months of 2025 to $4,418 and $12,594, respectively, compared to the same periods in 2024, primarily due to increases in revenue from advisory program fees, partially offset by decreases in interest and dividends revenue and other revenue. Growth in revenue from advisory programs was due to higher average market levels, as well as the increased investment of client dollars into advisory programs. The decreases in interest and dividend revenue were primarily due to decreases in interest earned on short-term investments in U.S. Treasuries and reverse repurchase agreements from lower interest rates. The decreases in other revenue were due to changes in the fair market value of investment securities from changes in the interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 13% to 3,903 and 11% to $11,111 in the third quarter and first nine months of 2025, respectively, primarily due to increases in compensation and benefits expense and variable compensation. Financial advisor compensation increased 12% in both the third quarter and first nine months of 2025 to $1,710 and $4,961, respectively, primarily due to increases in revenues on which commissions are earned. Home office operating expense increased 10% to $2,451 in the first nine months of 2025 primarily due to higher average wages, increases in healthcare costs, and estimated separation costs associated with Enterprise Reimagined as discussed above. Variable compensation primarily increased due to increased branch profitability.

Income before allocations decreased 6% to $515 and 1% to $1,483 in the third quarter and first nine months of 2025, respectively. Income before allocations margin was 11.5% and 11.6% in the third quarter and first nine months of 2025, respectively, reflecting a strategic balance between investing in the future and current financial results.

Canada

Net revenue increased 11% to $121 and 7% to $347 in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024, primarily due to increases in revenue from advisory program fees. Growth in revenue from advisory programs was due to higher average market levels as well as the continued investment of client dollars into advisory programs.

Operating expenses increased 12% to $110 and 10% to $320 in the third quarter and first nine months of 2025, respectively, primarily due to increases in financial advisor compensation and variable compensation. Financial advisor compensation increased 12% to $48 and 11% to $142 in the third quarter and first nine months of 2025, respectively, primarily due to increases in revenues on which commissions are earned. Variable compensation increased due to increased branch profitability.

Income before allocations remained constant at $11 and decreased 21% to $27 in the third quarter and first nine months of 2025, respectively. Pre-variable income margin was 22.4% and 20.3% in the third quarter and first nine months of 2025, respectively.

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

The Partnership’s capital subject to mandatory redemption as of September 26, 2025, net of reserve for anticipated withdrawals, was $4,579, an increase of $378 from December 31, 2024. This increase was primarily due to the additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($14, $58 and $322, respectively) and the retention of a portion of general partner earnings ($160), partially offset by the net increase in Partnership loans outstanding ($22) and the redemption of limited partner, subordinated limited partner and general partner interests ($18, $37 and $99, respectively). The Partnership retained 17.0% and 14.9% during the three and nine-month periods ended September 26, 2025, respectively, of income allocated to general partners and 13.8% during both the three- and nine-month periods ended September 27, 2024.

The Partnership made loans available to those general partners (in each case, other than members of the ELT), who required financing for some or all of their Partnership capital contributions. Partners borrowing from the Partnership are required to repay those loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

The Partnership does not plan to renew Partnership loans in 2026. Any general partner who requires financing for some or all of their Partnership capital contributions may elect to individually borrow funds via unsecured promissory notes payable to a third-party bank under a new structured program. The Partnership will not guarantee these individual bank loans, nor can the general partner pledge their general partnership interest as collateral for the individual bank loan. The Partnership will perform certain administrative functions supporting this new bank program. Additionally, in 2026 the Partnership plans to reduce the amount of general partnership capital issued. The net impact of these changes is not expected to have a material adverse impact on total partnership capital and Profits Interests subject to mandatory redemption.

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

	As of September 26, 2025
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,723	$742	$2,609	$5,074
Partnership capital owned by partners with individual loans	$210	$—	$1,252	$1,462
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	12%	—	48%	29%

Individual loans:
Individual bank loans	$64	$—	$—	$64
Individual Partnership loans	—	—	495	495
Total individual loans	$64	$—	$495	$559
Individual loans as a percent of total Partnership capital	4%	—	19%	11%
Individual loans as a percent of respective Partnership capital owned by partners with loans	30%	—	40%	38%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of September 26, 2025 and December 31, 2024:

	September 26, 2025	December 31, 2024
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

The Partnership has a $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022 and amended from time to time thereafter. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of September 26, 2025, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of September 26, 2025 or December 31, 2024. In addition, the Partnership did not have any draws against these lines of credit during the nine-month period ended September 26, 2025.

Cash Activity

As of September 26, 2025, the Partnership had $3,299 in cash and cash equivalents and $731 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $4,030 of Partnership liquidity as of September 26, 2025, a 10% increase from $3,663 as of December 31, 2024. The Partnership also held $400 and $197 in government and agency obligations as of September 26, 2025 and December 31, 2024, respectively, to help facilitate cash management and maintain firm liquidity. The Partnership had $11,976 and $15,112 in cash and investments segregated under federal regulations as of September 26, 2025 and December 31, 2024, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

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

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	September 26, 2025	December 31, 2024	% Change
U.S.:
Net capital	$924	$938	-1%
Net capital in excess of the minimum required	$849	$873	-3%
Net capital as a percentage of aggregate debit items	24.6%	28.9%	-15%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	9.6%	5.2%	84%

Canada:
Regulatory risk-adjusted capital	$81	$71	14%
Regulatory risk-adjusted capital in excess of the minimum required	$80	$69	16%

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of U.S. securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “may,“ “intend,” “estimate,” “will,” “should,” "plan," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.5 billion and $17.0 billion, respectively, for the nine-month period ended September 26, 2025 and earned interest at an average annual rate of approximately 721 and 429 basis points (7.21% and 4.29%), respectively, during the first nine months of 2025. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting model to assess the sensitivity of net interest income to the movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the model include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $104. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $157. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Partnership's Money Market Fund and at third-party banks participating in the Partnership's Insured Bank Deposit program.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 26, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $1,470 thousand in subordinated limited partnership interests ("SLP Interests"), which are described in the Partnership Agreement, to general partners on July 1, 2025. The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number		Description
3.1	*

Twenty-Third Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated as of November 5, 2025, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. current report on Form 8-K dated November 5, 2025.

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

3.38	*

Thirty-Sixth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 21, 2025, incorporated by reference from Exhibit 3.38 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 27, 2025.

3.39	*

Thirty-Seventh Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 18, 2025, incorporated by reference from Exhibit 3.39 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 27, 2025.

3.40	*

Thirty-Eighth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 17, 2025, incorporated by reference from Exhibit 3.40 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 27, 2025.

3.41	**	Thirty-Ninth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 14, 2025.

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

3.42	**	Fortieth Amendment of Twenty-Second Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 23, 2025.
31.1	**

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
November 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 7, 2025
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2025
Andrew T. Miedler