Form 10-K
period 2025-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2026-03-13
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Class A Limited Partner Interests

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

As of February 27, 2026 (most recent month end), 1,729,244 units of Class A limited partner interests were outstanding, each representing $1,000 of Class A limited partner capital, and $720,023,500 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the Class A limited partner interests or the limited partnership Profits Interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1. BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a registered limited liability limited partnership organized under the Missouri Revised Uniform Limited Partnership Act. Unless expressly stated, or the context otherwise requires, the terms “Registrant”, “Partnership” and "Firm" refer to JFC and all of its consolidated subsidiaries. The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), was organized in February 1941 and reorganized as a limited partnership in May 1969. JFC was organized in June 1987 and, along with Edward Jones, was reorganized in August 1987. As of December 31, 2025, JFC was composed of 33,160 individual partners, many of whom hold more than one type of partner interest. Of those individuals, as of December 31, 2025, 516 were general partners, 33,079 were Class A limited partners, 757 were subordinated limited partners and 2,664 were Profits Interests holders.

None of the Partnership's securities is listed on a securities exchange and therefore some governance requirements that generally apply to listed companies that file periodic reports with the Securities and Exchange Commission (“SEC”) do not apply to it. Under the terms of the Partnership’s Twenty-Third Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated November 5, 2025, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business. See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a detailed description of the governance structure of the Partnership.

The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues and together, better its communities and society. The Partnership's strategic ambition is to help tens of millions of investors achieve financial fulfillment through personalized, comprehensive planning and trusted advice. To do this, the Partnership aspires to:

•
Continue investing in technology to scale our ability to provide financial planning to our clients
•
Anticipate clients' needs with the right offering at the right time, now and for generations to come
•
Attract and serve new client segments
•
Be the best firm to start, grow, optimize and pass on a practice
•
Be a knowledge-powered advice firm by delivering leading data-powered insights to better serve clients

Organizational Structure.

See Exhibit 21.1 for a listing of the Partnership’s subsidiaries and affiliates.

The Partnership is a leading financial services firm and operates in two geographic segments, the United States (“U.S.”) and Canada. Edward Jones is a registered broker-dealer and investment adviser in the U.S., and Edward Jones (an Ontario limited partnership) ("EJ Canada") is a registered investment dealer in Canada. The Partnership conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities.

For financial information related to segments for the years ended December 31, 2025, 2024, and 2023, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

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

The Partnership operated 14,916 branch offices as of December 31, 2025: 14,340 branch offices in the U.S. and 576 branch offices in Canada. Branch offices are primarily staffed by a single financial advisor and a CSTP, with a growing number of branches staffed by multiple financial advisors with the option of shared support or financial advisor teaming. The Partnership offers additional practice models, including multi-financial advisor offices and financial advisor teaming, and roles such as Associate Financial Advisor and Registered Branch Associate that provide additional options for how clients work with their financial advisor and how branch teams work together. These models and roles allow branch teams to build additional capacity to focus on delivering value to clients and provide more flexibility, autonomy and choice in how the branches serve clients.

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

Broadridge Financial Solutions, Inc. (“Broadridge”), along with its U.S. business, Securities Processing Solutions, U.S., and its international business, Securities Processing Solutions, International, provide automated data processing services for client account activity and related records for the Partnership in the U.S. and Canada, respectively. The Partnership also utilizes certain products and services of The Bank of New York Mellon Corporation (“BNY Mellon”) for mutual fund investments held by the Partnership’s clients and for certain trading activities. The Partnership has arrangements with other brokers to execute certain equity and fixed income orders. For orders in Canada, the Partnership transacts directly on the exchanges and other market centers in an agency capacity.

PART I

Item 1. Business, continued

The Partnership's Digital and Data division supports the significant investment in technology infrastructure and digital initiatives to provide new tools for branch teams to better serve clients, enhance the operational support the home office provides to the branch teams and create operational efficiencies that reduce manual processes. Branch teams leverage new tools for deeper discovery conversations with clients and more comprehensive advice and planning.

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

The Wealth Management and Field Management division further aids in the development of field leadership and supports branch team performance and optimization by providing insights, tools, guidance, structure and accountability through a practice management and market management structure. They also support branch teams by focusing on helping clients achieve their financial goals through planning, advice, products and services and aim to understand the needs of clients and investors, provide perspective and recommendations that align with the Firm's investment philosophy and offer a broad range of quality products, solutions and tools that enable branch teams to successfully deliver tailored advice to meet client needs.

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

($ millions)	2025		2024		2023
Fee revenue
Asset-based fees	$14,138	79%	$12,408	76%	$10,518	75%
Account and activity fees	747	4%	755	5%	746	5%
Total fee revenue	14,885	83%	13,163	81%	11,264	80%
Trade revenue	1,832	10%	1,760	11%	1,482	11%
Interest and dividends	1,062	6%	1,204	7%	1,167	8%
Other revenue, net	118	1%	130	1%	167	1%
Total revenue	$17,897	100%	$16,257	100%	$14,080	100%

Asset-based Fees

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs fees, service fees, and other asset-based fees.

Advisory Programs Fees. The Partnership earns advisory programs fees from investment advisory services offered in the U.S. primarily through the Edward Jones Advisory Solutions® program (“Advisory Solutions”), the Edward Jones Guided Solutions® program ("Guided Solutions") and the Edward Jones Financial Advisor Managed Solutions ® program (“FA Managed Solutions”) and in Canada through the MyCompass by Edward JonesTM (“MyCompass”) and the Edward Jones Guided Portfolios® program (“Guided Portfolios”). Advisory Solutions and Guided Solutions are both investment advisory programs created under the Investment Advisers Act of 1940, as amended ("Advisers Act"). MyCompass and Guided Portfolios are not subject to the Advisers Act as services from these programs are only offered in Canada.

Through Advisory Solutions, clients can choose to invest in Advisory Solutions Fund Models, which invest in affiliated mutual funds, unaffiliated mutual funds, and exchange-traded funds ("ETFs") or Advisory Solutions Unified Managed Account Models, which also include proprietary and other professionally separate managed accounts that invest in individual stocks

PART I

Item 1. Business, continued

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

Through FA Managed Solutions, clients may delegate investment discretion to eligible financial advisors to invest in mutual funds, ETFs, stocks, bonds and CDs.

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

Guided Solutions is a client-directed advisory program where financial advisors work with clients to build a portfolio that is aligned with the Partnership's investment philosophy and guidance. Clients retain control over investment decisions and financial advisors help guide clients through a required process of identifying their financial goals and selecting an appropriate portfolio objective. Guided Solutions offers two options, a Fund account or Flex account, which provide different investment options depending on a client's account size. Both types of Guided Solutions accounts may invest in mutual funds, including those sub-advised in the BB Trust, and ETFs. However, Guided Solutions Flex accounts may also invest in stocks, bonds and CDs.

Through MyCompass, Canadian financial advisors provide discretionary investment advisory services to clients by using independent investment managers and proprietary asset allocation models. Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines available to Canadian investors.

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

The Edward Jones Money Market Fund ("Money Market Fund") is available to clients with Advisory Solutions, Guided Solutions, FA Managed Solutions and certain Select ("Select") accounts. In Select accounts clients can build their portfolios with a range of investment choices. Olive Street is the investment adviser of the Money Market Fund and earns investment management fees as the investment adviser to the Money Market Fund. Edward Jones also earns certain asset-based fees and per-account fees from the Money Market Fund, some or all of which may be voluntarily waived.

In addition to the advisory programs mentioned above, the Partnership earns asset-based fees from the trust services and investment management services offered to its clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of JFC.

1 FDIC insurance coverage for deposits held in the IBD Program is provided by FDIC-insured third-party banks on a "pass-through" basis, subject to certain limitations and conditions, pursuant to agreements with Edward Jones. FDIC insurance provides coverage for the failure of an FDIC-insured bank. Edward Jones is neither FDIC-insured nor a bank. For a current list of the network of FDIC-insured third party banks participating in the IBD Program, see www.edwardjones.com/bankdeposit.

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

Other Revenue, Net

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

Competition

The Partnership is subject to intense competition in all phases of its business from broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms, some of which are larger than the Partnership in terms of capital, resources, assets under care ("AUC"), transaction volume, range of financial services and broader product offerings. The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing enhanced digital experiences for clients, including the utilization of artificial intelligence technologies and lower cost, computer-based "robo-advice." The Partnership also competes with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. Clients can transfer their business to competing organizations at any time. The Partnership also faces competition from "fintech" companies with internet- and mobile-based platforms. There is also intense competition among firms to attract and retain qualified professionals, including financial advisors, CSTPs, and home office associates. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

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

PART I

Item 1. Business, continued

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

The Partnership maintains a comprehensive onboarding program for financial advisors delivered through online self-paced modules, concentrated application in one of the Partnership's home office training facilities or a virtual classroom with their peers, and on-the-job training in their respective markets in a nearby branch office. During the first phase, trainees study for and take the requisite examinations. After passing the requisite examinations, trainees are then required to complete financial planning learning as well as other curriculum to prepare them to grow and serve clients. Branch training includes uncovering and understanding client needs, advice models including financial planning, reviewing investments, compliance requirements and office procedures, establishing a base of potential clients and serving clients. Multiple field-based leaders and other financial advisors provide in-region mentorship, training and coaching to financial advisor trainees to assist their assimilation into the Firm and the industry. The Partnership also focuses on continuous learning, supporting financial advisors and their teams on building their acumen through professional designations and learning opportunities beyond onboarding.

Compensation, Benefits and Opportunities

The Partnership values and respects the contributions of financial advisors, CSTPs and home office associates and recognizes individual efforts through a compensation program that promotes a long-term career, financial security and well-being. Employee compensation consists of base pay with a bonus program and retirement plan for eligible employees. Financial advisors are generally compensated on a commission basis, subject to a minimum guaranteed salary, and may be entitled to additional compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. The retirement plan consists of a profit-sharing contribution tied to the Partnership's profitability and a 401(k) contribution. The Partnership also makes a significant investment in subsidizing health and wellness benefits to offer eligible associates access to a benefit plan with the opportunity to earn medical plan premium discounts.

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

In addition to compensation and benefits, the Partnership from time to time has offered eligible associates the opportunity to purchase limited partner interests. On November 5, 2025, the Partnership adopted the Partnership Agreement that created a new class of limited partners designated as Class B Limited Partners and a new class of limited partner interests designated as Class B limited partner interests and also reclassified each limited partner of the Partnership prior to the adoption of the Partnership Agreement as a Class A Limited Partner and reclassified each interest held by such existing limited partner prior to the Partnership Agreement as Class A limited partner interests (Class A limited partner interests and Class B limited partner interests, collectively, "Interests"). Class B limited partner interests cannot be issued before January 1, 2027. Additionally, Profits Interests, described more fully in the Partnership Agreement ("Profits Interests"), are issued to eligible associates who meet performance, tenure or other eligibility criteria as part of an associate recognition and retention program. Profits Interests do not themselves require a capital investment but, like Interests, give the holder the right to

PART I

Item 1. Business, continued

allocations and distributions of the Partnership's income before allocations to subordinated limited partners and general partners.

Colleague Engagement

Respecting and valuing the contributions of individuals is one of the Partnership's core values. Leaders are responsible for hiring and developing their teams, with the Partnership providing information about area-specific hiring and retention opportunities. Certain financial advisors also take on leadership roles in their geographic areas and develop a tailored plan which supports the growth, performance, engagement and leadership development to create a place of belonging and capture opportunities within their specific markets. The Partnership also has advisory groups of financial advisors, CSTPs and home office associates with a diverse range of experiences, skills, backgrounds and demographics who offer perspective and input to help advance colleague inclusion and engagement. In addition, the Partnership has Business Resource Groups ("BRG") available for enterprise-wide membership. BRG members and other colleagues come together to discuss their unique experiences, help attract and retain talent and discover ways to serve clients and future clients more deeply, especially as demographics and needs change. The Partnership's goal is to be a place of belonging for all where every colleague feels valued, respected, seen and heard.

Additionally, the Partnership is continuously working to improve options to support associates with disabilities. The Partnership has a dedicated team to design accessible digital experiences for clients and colleagues.

As of December 31, 2025, 2024, and 2023, 13%, 12% and 12%, respectively, of the Partnership's total employees were self-identified people of color, and 61%, 62% and 62%, respectively, of employees were women.

The following table summarizes the Partnership's composition of financial advisors, home office general partners and home office leaders who were self-identified people of color and self-identified women as of December 31:

	2025	2024	2023
Financial Advisors:
People of Color	10%	10%	10%
Women	24%	24%	23%
Home Office General Partners:
People of Color	17%	17%	16%
Women	37%	37%	35%
Leaders Across Home Office:
People of Color	18%	19%	19%
Women	50%	49%	49%

Employees

The Partnership ended the year with 20,425 financial advisors with branches in over two-thirds of U.S. counties and all Canadian provinces and 20,468 client support team professionals, both representing a 1% increase compared to the end of the prior year.

As of December 31, 2025, the Partnership had approximately 55,000 full-time and part-time employees and partners, including its financial advisors. The Partnership’s financial advisors are employees or partners of the Partnership.

Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about key metrics.

PART I

Item 1. Business, continued

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

The SEC is the U.S. agency responsible for the administration of the federal securities laws. Its mission is to protect investors, maintain fair, orderly and efficient markets and facilitate capital formation. Edward Jones is registered as a broker-dealer with the SEC. Edward Jones is subject to periodic examinations by the SEC, review by a designated examining authority and certain periodic and ad-hoc reporting requirements of securities and customer funds. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations ("SROs"), principally the Financial Industry Regulatory Authority ("FINRA"). FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

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

Uniform Net Capital Rule. As a result of its activities as a U.S. broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule 15c3-1 (“Uniform Net Capital Rule”) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients. The Uniform Net Capital Rule provides for two methods of computing net capital. Edward Jones has adopted what is generally referred to as the alternative method. Minimum required net capital under the alternative method is equal to the greater of $250,000 or 2% of the aggregate debit items, as defined under the Customer Protection Rule 15c3-3 ("Customer Protection Rule") of the Exchange Act. The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned. Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation. Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

EJ Canada and Trust Co. are also required to maintain specified levels of regulatory capital. Each of these subsidiaries has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which it operates.

PART I

Item 1. Business, continued

Customer Protection Rule. As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Customer Protection Rule which is designed to ensure that customer securities and funds in a broker-dealer's custody are adequately safeguarded. The Customer Protection Rule requires broker-dealers to promptly obtain and maintain physical possession or control of all fully paid and excess margin securities and to segregate all customer cash or money obtained from the use of customer property that has not been used to finance transactions of other customers. Combined, these requirements substantially limit a broker-dealer's ability to use customer securities and restrict a broker-dealer to only use customer cash or margin securities for activities directly related to financing customer securities purchases. Edward Jones has, at all times, been in compliance with the Customer Protection Rule. Effective June 30, 2026, Edward Jones will be required to perform the reserve computation and make any required deposits into reserve bank accounts daily, rather than weekly.

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

Employment Regulation

The Firm is subject to a wide variety of federal, state and local employment-related laws and regulations which govern matters including, but not limited to, wage and hour requirements, equal employment opportunity obligations, leaves of absence and reasonable accommodations, employee benefits and other regulated matters. Refer to Part II, Item 8 - Financial Statements and Supplementary Data - Note 14 to the Consolidated Financial Statements for information regarding the Partnership's legal proceedings in respect of such matters.

ERISA Regulation

Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Department of Labor ("DOL") has rulemaking authority over retirement savings, which includes retirement accounts and retirement plans, and regulatory authority over retirement plans. The Partnership is subject to ERISA, insofar as it maintains certain employee benefit plans for eligible associates and provides services with respect to retirement plan clients, or otherwise deals with retirement plan clients, retirement plan participants and retirement, health and educational accounts that are subject to ERISA. ERISA imposes certain duties on persons who are “fiduciaries” (within the meaning of Sections 3(21) and 3(38) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan.

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

PART I

Item 1. Business, continued

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

Privacy & Data Protection Regulation

Regulations in the areas of privacy and data protection continue to grow and are primarily driven by concerns about the use and security of information. To the extent they are applicable, the Partnership must comply with federal and state information-related laws and regulations in the United States and Canada. The Partnership has implemented policies and procedures in response to these requirements and will continue to monitor and update the policies and procedures as appropriate.

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

The Partnership currently maintains additional protection for U.S. clients through a contract with Underwriters at Lloyd’s, which protects clients’ accounts in excess of the SIPC coverage subject to specified limits. This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of cash and client securities up to an aggregate limit of $900,000,000 (with maximum cash coverage limited to $1,900,000 per client) for covered claims of all U.S. clients of Edward Jones. Market losses are not covered by SIPC or the additional protection. In addition, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit for U.S. clients pursuant to the Customer Protection Rule.

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

Edward Jones Bank

In February 2026, the Utah Department of Financial Institutions ("UDFI") and the FDIC conditionally approved the Partnership's application to establish Edward Jones Bank as a Utah-chartered and FDIC-insured industrial bank headquartered in the Salt Lake City, Utah, area. Presently, the Partnership expects to open the Edward Jones Bank by early 2027. The Partnership intends for Edward Jones Bank to take deposits through the Edward Jones insured bank deposit program and plans to offer certificates of deposit to clients.

As an industrial bank, Edward Jones Bank, and the Partnership through its ownership of Edward Jones Bank, will be subject to state and federal regulatory oversight and will be required to comply with various state and federal banking regulations. The Partnership and Edward Jones Bank are in the process of developing new processes, operations and regulatory functions to address the anticipated operations of Edward Jones Bank and significant related regulatory obligations. The Partnership expects to incur substantial start-up costs and commit a significant amount of capital to support the development

PART I

Item 1. Business, continued

and initial operations of Edward Jones Bank. For information on material risks related to Edward Jones Bank, refer to Part I, Item 1A – Risk Factors – Risks Related to Legal and Regulatory Matters – Bank Application Approval.

AVAILABLE INFORMATION

The Partnership files annual, quarterly, and current reports and other information with the SEC. The Partnership’s SEC filings are available to the public on the SEC’s website at www.sec.gov and on our website at www.edwardjones.com.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and in particular Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of U.S. securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” "may," “intend,” “estimate,” “will,” “should,” "plan," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue, and a decrease in the market value of assets could have a negative impact on the Partnership’s financial results as asset-based fees are earned on the market value of the underlying client assets. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on net new assets and the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade and asset-based fee revenue, decreased margins and losses in Firm inventory and investment accounts. In the event of a significant reduction in revenues, the Partnership could experience a material adverse impact on the profitability of the Partnership.

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

All aspects of the Partnership’s business are highly competitive. The financial services industry continues to innovate and evolve technologically, with an increasing number of firms of all sizes providing personalized services and enhanced digital experiences for clients, including the utilization of artificial intelligence technologies and lower cost, computer-based "robo-advice". The Partnership is subject to risk from the accelerated changes and increasingly competitive forces in the industry, which have resulted and are expected to continue to result in, significant investments in financial advisors and other human capital, technology infrastructure, digital initiatives, knowledge- and data-powered tools, and strategic relationships to support long-term growth objectives and deliver enhanced value and impact for millions of current and potential clients, as well as the Partnership's colleagues and communities. Clients can transfer their business to competing organizations at any time. The Partnership's continued ability to compete and adapt its business model may be adversely impacted by the evolving financial services industry and generational wealth transfer, including changing client expectations for expanded product offerings and technology needs, and changing client demographics, preferences and values. The Partnership is also subject to competition in the industry from robo-advisors and other lower cost options and from "fintech" companies with internet- and mobile-based platforms and from other non-traditional competitors. The Partnership may be subject to operational, financial and other impacts if the Partnership is unable to keep pace with this rapidly changing environment, which includes client, industry, technology, artificial intelligence and regulatory changes. If the Partnership does not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability. Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

Competition among financial services firms also exists for new and experienced financial advisors, CSTPs and home office associates. The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain, develop and engage an evolving workforce. Additionally, the Partnership's total households and net new assets goals are dependent on retaining and growing the number of financial advisors and on financial advisors' ability to compete for clients in order to attract and retain clients and clients' assets. Financial advisor attrition could increase if the Partnership's product offerings are insufficient to meet the needs of clients or financial advisors or if the Partnership's employment model does not meet financial advisors' expectations. If the Partnership’s profitability decreases, then bonuses paid to financial advisors, CSTPs and home office associates, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. Furthermore, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.

The Partnership competes for clients and personnel directly with other broker-dealers, registered investment advisors, banks, insurance companies and other financial services firms. Some of these firms are larger than the Partnership in terms of capital, resources, AUC, transaction volume and range of product offerings. The Partnership continues to compete with firms of all sizes offering discount services, usually with lower levels of personalized service to individual clients, including major competitor brokerage firms that offer zero commissions for purchases and sales of stocks, ETFs and other brokerage products. The Partnership currently charges clients a commission for the purchase and sale of similar products. Existing and future clients may seek lower cost options, which may significantly reduce the Partnership's trade revenue for the purchase and sale of brokerage products in the future.

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

Increases in interest rates would subject the U.S. Treasury market to decreasing prices, directly impacting the Partnership's valuation of its portfolio of government and agency obligations, which may result in realized and unrealized losses on its investments. The respective interest rates earned and paid on the Partnership’s financial assets and liabilities may not change at the same pace, which also may reduce the Partnership's profitability. Additionally, in a high-interest rate environment, clients may choose to make large purchases with cash rather than debt, negatively impacting net new assets and margin loan balances.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

Customer Protection Rule under the Exchange Act. The SEC adopted amendments to the Customer Protection Rule requiring certain broker-dealers to perform the reserve computation and make any required deposits into their reserve bank accounts daily rather than weekly. For Edward Jones, the amendments are effective June 30, 2026, will require additional

PART I

Item 1A. Risk Factors, continued

resources for compliance, and could have an impact on the Partnership’s results of operations, financial condition, and liquidity. The Partnership has dedicated resources to ensure compliance with the rule.

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

LITIGATION AND REGULATORY EXAMINATIONS, INVESTIGATIONS AND PROCEEDINGS — As a financial services firm and employer of a significant number of employees, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory examinations, investigations and proceedings, which have increased over time.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks. The Partnership is, from time to time, subject to arbitration claims, lawsuits and other significant litigation such as class action suits. In the ordinary course of business, the Partnership also is subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as SROs and other regulators. Such matters have in the past, and could in the future, lead to formal actions and proceedings, which may negatively impact the Partnership’s business or reputation and may result in significant expenses. The financial services industry continues to experience increasing litigation including class action suits that generally seek substantial damages, as well as increased regulatory scrutiny. The growing volume and increased pace of change of regulations adds complexity and cost to managing compliance capabilities and could result in potential investigations, fines and reputational harm, and these risks are intensified by increasing policy volatility and resulting uncertainty in enforcement priorities.

As of December 31, 2025, the Partnership had approximately 55,000 full-time and part-time employees and partners, including its financial advisors. Accordingly, the Firm is subject to an increasing and wide variety of federal, state and local employment-related laws and regulations which govern matters including, but not limited to, wage and hour requirements, equal employment opportunity obligations, leaves of absences and reasonable accommodations, employee benefits and other regulated matters.

Regulators have had an increasing focus on cybersecurity measures. The Partnership may face scrutiny if it does not scale processes, controls and technologies to prevent, detect, respond to and recover from cyber and financial crimes as it increases digital interactions with clients, associates and third-party vendors. Failure to meet regulatory expectations could result in financial losses, increased regulatory scrutiny, legal consequences and reputational harm.

The Partnership has incurred and may continue to incur significant expenses to defend and settle claims related to the above matters and others. Negative outcomes in litigation or regulatory investigations may negatively impact the Partnership's financial results due to penalties and fines, restitution to clients and personnel and injunctive or other equitable relief, which may be significant. Additionally, negative outcomes may result in reputational harm that could impact the Partnership's ability to attract and retain clients and personnel. In view of the inherent difficulty of reliably predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss related to such matters.

Such legal actions may be material to future operating results for a particular period or periods. Refer to Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements for information regarding the Partnership's legal proceedings.

PART I

Item 1A. Risk Factors, continued

BANK APPLICATION APPROVAL — Due to the conditional approval of the Partnership's application to obtain a bank charter, the Partnership will be subject to additional risks related to capital and other costs to establish and maintain the bank, additional regulatory oversight, potential legislative changes and uncertainty of obtaining the anticipated benefits.

In February 2026, the UDFI and the FDIC conditionally approved the Partnership's application to establish Edward Jones Bank. The Partnership cannot reliably predict whether and to what extent Edward Jones Bank will yield the anticipated benefits. The Partnership expects to incur substantial start-up costs and commit a significant amount of capital to support the development and initial operations of Edward Jones Bank. Factors that could affect the profitability and success of Edward Jones Bank include, but are not limited to, unanticipated additional costs and challenges related to funding and liquidity, operational challenges, uncertain client demand, changes in interest rates and compliance with legal and regulatory requirements and oversight, any or all of which may adversely impact Edward Jones Bank's and the Partnership's results.

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

During times of market volatility and industry change, it has been, and may continue to be, more difficult for the Partnership to attract qualified applicants for financial advisor positions. The Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors, and current financial advisors may be less effective at recruiting during times of market volatility and industry change. Additionally, new financial advisors have and may continue to encounter difficulties developing or expanding their businesses, specifically in times of market volatility. There can be no assurance that the Partnership will be able to grow, retain, develop and support its financial advisors and it may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. Furthermore, periods with lower Firm profitability and revenue result in decreases in variable and commission-based compensation, which may, among other things, increase the Partnership's attrition rates. There can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

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

Branch offices do not have an onsite supervisor as may be found at other broker-dealers. The Partnership’s primary supervisory activity is conducted by its home office associates. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss and a

PART I

Item 1A. Risk Factors, continued

heightened regulatory risk arising from alleged financial crimes, fraud, imprudent or illegal actions of its financial advisors and/or CSTPs. Furthermore, the Partnership may be exposed to further losses if additional time passes before its supervisory personnel detect problem activity.

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

Risks Related to Business Operations

TECHNOLOGY TRANSFORMATION AND UPGRADE OF LEGACY SYSTEMS — Inefficient or ineffective technology can have a material negative effect on the client and colleague experience and the Partnership’s operations, profitability and reputation. The Partnership will continue to engage in significant digital and technology transformation initiatives in the future which may be costly and could lead to additional disruptions.

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

The Partnership's increased cost from these digital initiatives may continue to adversely impact the Partnership's profitability. Furthermore, with any major digital initiative or system replacement, there will be a period of education and adjustment for the branch and home office associates utilizing the tool or system. Following any upgrade or replacement, if the Partnership’s systems, tools or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new tool, system or system upgrade contains a major problem, the Partnership could experience inefficiencies and unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, poor user experience and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, any use of new or emerging technologies, such as artificial intelligence, by the Partnership or the third parties it relies on may expose the Partnership to additional information security and legal risk, increased regulation and regulatory scrutiny, and risk of reputational harm.

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

PART I

Item 1A. Risk Factors, continued

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

The Partnership is dependent upon the availability, operational capacity and capability of a growing number of complex third parties. These third parties enable certain critical business operations including outsourcing services which had previously been performed by the Partnership, such as tools that support branch teams' interactions with clients and enhance client experiences. The Partnership is subject to risk if these third parties are not able to support the Partnership's business operations caused by information security incidents, environmental events or other business resilience failures or if the Partnership fails to adequately and routinely perform third party oversight.

The Partnership depends heavily on a small number of industry firms, especially those that execute securities transactions, to support the obligations it makes to its clients. Relying on a limited group of firms creates concentration risk. The Partnership's critical third parties include NSCC, DTC, FICC and CDS. The inability of these organizations to promptly process securities transactions and satisfy clearing and depository obligations could result in substantial losses to the Partnership and delays in or disruptions to the delivery of cash or securities to clients due to the large volume of business.

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

PART I

Item 1A. Risk Factors, continued

Additionally, the Partnership is increasingly reliant on third parties throughout the branch operating system. Consequently, any technologies implemented by these third parties which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by these third parties as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies, SROs and/or other regulators.

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

The Partnership relies heavily on communications and information systems to conduct its business, including the secure processing, storage and transmission of confidential Firm and client data. The Partnership’s offices and its existing communications and information systems, including its backup systems, as well as the systems of third parties the Partnership relies on, are vulnerable to information security incidents, including breaches, damage or interruptions from human error, sabotage, cybersecurity attacks such as ransomware, computer viruses and other malicious code, intentional acts of vandalism, phishing communications and spoofing, and risks associated with emerging technologies such as artificial intelligence. The risk of these types of information security incidents occurring is ongoing and the ability to detect them is increasingly difficult, and there can be no assurance the Partnership will not experience losses in the future.

The Partnership, its third parties, its associates and its clients are subject to ongoing cybersecurity threats and attacks, the sophistication of which continues to rapidly evolve and become more complex. Cyberattacks can come from organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments and their proxies, state-sponsored actors, and activists. The Partnership has policies and procedures in place to monitor and detect cybersecurity risks and continues to improve its cybersecurity defenses, however, there is no guarantee that the Partnership will detect all cyberattacks or that its policies and procedures will adequately address the risk, detect a breach timely or enable the Partnership to respond effectively and recover quickly despite measures taken. While the Partnership has not experienced a material cyberattack, there is no assurance a cyberattack will not occur in the future, which could have a material impact on the Partnership's financial condition and operating results.

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

As the Firm continues to invest in and deploy new digital tools, platforms and client-facing technologies, its exposure to fraud risk is expected to increase. Enhancing digital capabilities may create additional opportunities for unauthorized access, account compromise or misuse of client information. While the Firm maintains a comprehensive control framework and continues to strengthen fraud-prevention measures, the evolving nature of digital threats may increase residual risk as technology adoption accelerates, which could result in increased financial loss, operational disruption, legal or regulatory consequences and harm to client trust. Further, incidents of fraud or other financial exploitation that evade the Firm's client protection measures, particularly for its senior clients and other vulnerable groups, may result in increased risk of loss for the Partnership and harm to its reputation and client relationships.

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

The Partnership has been actively pursuing and making substantial investments in additional strategies, solutions, products, structures and third-party relationships (collectively, "initiatives") to meet clients' planning, investing, saving, spending, borrowing and comprehensive needs. These initiatives include both potential future solutions currently in development as well as recently launched products and solutions such as Financial Planning Services, where clients receive a more personalized experience with additional planning capabilities. These initiatives also include targeting new clients: High Net Worth, focused on attracting and serving high net worth clients through expanded advice, planning, products and services across multiple service models; Workplace, which connects local business owners and their employees with financial solutions through their workplace; and a new digital platform, focused on attracting and retaining Next Generation investors. The success of new initiatives is dependent upon the broad adoption by financial advisors, CSTPs and home office associates and the Partnership cannot reliably predict the timing or outcome of the initiatives, and whether and to what extent the initiatives would yield benefits for the Partnership, its partners, and its clients. The Partnership's exploration of these initiatives may result in the Partnership incurring substantial costs and continuing to commit a significant amount of capital to support their development and operations. Factors that could affect the profitability and success of the Partnership's initiatives include, but are not limited to, unanticipated additional costs, the need for additional capital support, operational challenges, uncertain client demand, legislative and regulatory changes, compliance and oversight, any or all of which may adversely impact the Partnership's results of operations, financial condition and liquidity.

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

From time to time, the Partnership has offered and issued Interests to new or existing limited partners. Historically, the Partnership has experienced high participation in such offerings, and such offerings have provided a significant source of capital and liquidity to the Partnership. In the future, the Partnership may elect to conduct additional offerings of such Interests to raise capital for the Partnership and thereby increase capital and liquidity. If the Partnership experiences reduced rates of participation or the amount of capital raised in such offerings is less than the Partnership’s historical experience or expectations, the Partnership's available liquidity may be impacted, and the Partnership may be required to seek other sources of liquidity.

A significant volume of withdrawals by limited partners, subordinated limited partners or general partners would reduce the Partnership's available liquidity and capital. Additionally, limited partners who finance all or a portion of their limited partner interests with bank loans must pay interest on their loan regardless of the amount of distributions received, and therefore may be more likely to request the withdrawal of capital to repay such obligations.

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

In the U.S., Edward Jones may be required to restrict its withdrawal of capital in order to meet its net capital requirements. In addition to the regulatory requirements applicable to Edward Jones, Trust Co. and EJ Canada are subject to regulatory capital requirements in the U.S. and in Canada, respectively. Failure by the Partnership to maintain the required regulatory capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, CIRO, OCC or other regulatory bodies, which could ultimately require its liquidation.

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

Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners requesting withdrawal from the Partnership is, at the discretion of the Managing Partner, to be redeemed by the Partnership within 60 days of the actual withdrawal or, if not timely redeemed, converted to subordinated limited capital. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. Redemptions upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the redemption requirements of the Partnership's capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with U.S generally accepted accounting principles (“GAAP”). If the Partnership’s capital declines by a substantial amount due to partner deaths or withdrawals, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners. The risk of withdrawal requests could increase during periods of decreased profitability or potential losses, which may impact the Partnership's results of operations.

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

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNER INTERESTS AND PROFITS INTERESTS

HOLDING COMPANY — JFC is a holding company; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions, dividends and intercompany payments to JFC, which is restricted by law, regulation and contractual obligations, and which may be impacted by tax or business strategy.

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests and Profits Interests, including the 7½% payment to Class A limited partners pursuant to the Partnership Agreement (the "7½% Payment"), will be dependent on distributions, dividends, and intercompany payments to JFC from its subsidiaries, and if those sources are insufficient, JFC may be unable to satisfy such obligations.

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

None of the limited partners or Profits Interests holders in their capacity as limited partners or Profits Interests holders may vote or otherwise participate in the management of the Partnership’s business. The Partnership Agreement may be amended without the consent of the limited partners, Profits Interests holders or subordinated limited partners by (a) the Managing Partner, upon the affirmative vote of a majority of the Enterprise Leadership Team ("ELT"), or (b) by the general partners holding a majority of the voting Interests. None of the limited partners or Profits Interests holders may sell, pledge, exchange, transfer or assign their Interests or Profits Interests without the express written consent of the Managing Partner (which is not expected to be given).

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

The Managing Partner has the ability, in their sole discretion, to admit any limited partner and determine the amount of capital that each such limited partner shall be entitled to maintain and to issue profits interests to Profits Interest holders at such times and in such amounts as determined by the Managing Partner. The Partnership filed Registration Statements on Form S-8 with the SEC on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests with aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the Partnership's 2026 Profits Interest Plan (the "2026 Plan"), and $1,400 of Class B limited partner interests pursuant to the Partnership's 2025 Class B Employee Limited Partner Interest Purchase Plan (the "2025 Plan"). The Partnership previously registered $700 of limited partner interests (now Class A limited partner interests per the Partnership Agreement) issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In 2023, the Partnership issued $568 of Class A limited partner interests under the 2021 Plan and the remaining $132 may be issued at the discretion of the Managing Partner in the future.

The issuance of additional Class A limited partner interests will decrease the Partnership’s net income by the 7½% Payment for the additional Class A limited partner interests, and holders of existing Interests and Profits Interests may experience decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of additional Class A limited partner interests will reduce the Partnership’s net income and profitability. Class B limited partners will only receive allocations and distributions based on the Partnership's net income and will not receive the 7½% Payment to which Class A limited partners are entitled under the Partnership Agreement.

In 2025, the Partnership retained 17.2% of the general partners’ net income as capital which is credited monthly to the General Partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2026 is expected to be 22.5%. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners and Profits Interests holders. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners and Profits Interests holders is reset annually and the amount of retained general partner income reduces the income allocated to limited partners and Profits Interests holders.

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

In the event of a partial or total liquidation of the Partnership or in the event there were insufficient Partnership assets to satisfy the claims of its general creditors, the limited partners may not be entitled to receive their entire Capital Contribution amounts back. Limited partner capital accounts are not guaranteed. However, both Class A limited partners and Class B limited partners would be entitled to receive the return of their aggregate Capital Contributions before the return of any capital contributions to the subordinated limited partners or the general partners. If the Partnership experiences losses in any year but liquidation procedures described above are not undertaken and the Partnership continues, the amounts of such losses would be absorbed in the capital accounts of the partners as described in the Partnership Agreement, and each Class A limited partner in any event remains entitled to receive the 7½% Payments under the terms of the Partnership Agreement. However, as there would be no net income in such a year, limited partners would not receive any sums representing participation in net income of the Partnership. In addition, although the amount of the 7½% Payments to Class A limited partners are charged as an expense to the Partnership and are payable whether or not the Partnership earns any net income during any given period, no reserve fund has been set aside to enable the Partnership to make such payments. Therefore, such payments to the Class A limited partners are subject to the Partnership’s ability to service the 7½% Payment, of which there is no assurance.

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

PART I

Item 1A. Risk Factors, continued

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

FOREIGN EXCHANGE RISK FOR CANADA RESIDENTS — Each Canadian resident limited partner has the risk that they will lose value on their investment in the Interests due to fluctuations in the applicable exchange rate; furthermore, Canadian resident limited partners may owe tax on a disposition of their Interests solely as the result of a movement in the applicable exchange rate.

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

PART I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Partnership has an enterprise risk management framework that includes assessing, identifying and managing material risks from cybersecurity threats, overseen by the ELT, Audit & Risk Committee and Enterprise Risk Management Committee ("ERMC"). See Part III, Item 10 – Risk Management for a description of the Partnership's overall risk management and governance.

The Partnership's cybersecurity program is led by a Chief Information Security Officer ("CISO") with more than 19 years of experience in computer crimes and cybersecurity across the defense and financial services sectors. The CISO serves on the National Technology Security Coalition board and participates in the Financial Services CISO Forum, bringing extensive technical expertise and strong industry engagement to the oversight and management of the Partnership’s cybersecurity risks.

The Partnership seeks to protect the confidentiality, integrity, and availability of its information systems and data through layered defenses designed to facilitate management of cybersecurity risks across six key domains: identification, protection, detection, response, recovery and governance. The Partnership developed its cybersecurity program in consultation with the National Institute of Standards and Technology Cyber Security Framework. The Partnership’s cybersecurity risk management processes include regular network, endpoint and electronic communication monitoring, access controls, vulnerability scanning and assessments, annual information security training for associates and tabletop exercises to inform associates’ risk identification and assessment. In addition, the Partnership monitors for cybersecurity threats by conducting regular reviews of the cybersecurity threat landscape, maintaining dedicated internal teams to monitor for and respond to insider threats and potential cybersecurity incidents.

The Partnership supplements its internal resources with third‑party security consultants to support tabletop exercises, conduct assessments and penetration testing of key information security controls, and provide after‑hours, surge, and incident‑response support. To mitigate third‑party cybersecurity risk, the Partnership performs due diligence on prospective service providers that process or store information and negotiates contractual requirements to ensure the service provider maintains appropriate data‑security policies and controls. The Partnership also maintains processes to monitor information security incidents and other disruptions affecting the third‑party systems on which it relies.

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

The Partnership maintains a Privacy and Information Security Incident Response Plan (“IRP”) that outlines the processes used to identify, assess, classify, escalate and respond to potential cybersecurity incidents and other disruptions of information systems or data. All investigation and reporting pursuant to the IRP is conducted at the direction of the Partnership’s Chief Privacy Officer. Associates are required to promptly report any suspicious or inappropriate activity and have access to a tool to report suspected cybersecurity threats received via email. Pursuant to the IRP, once a cybersecurity event is identified, it is ascribed a severity level and/or associated tasks and cases in order to appropriately track and handoff any response and remediation efforts across responsible teams. The IRP also defines roles, responsibilities, and on-call escalation paths to support clear communication and coordination of incidents with key stakeholders. Information security events are managed by designated teams whose roles and responsibilities are defined to facilitate quick, effective, and orderly responses. The Chief Privacy Officer, in collaboration with the CISO, is required to review the IRP on at least an annual basis, which may include the incorporation of any lessons learned from prior incidents or changes in the risk environment.

The Partnership has an enterprise-wide business resiliency program, policy and framework designed to prepare for and mitigate disruption to the Partnership's business operations from incidents, including cybersecurity events. The program incorporates risk assessment, business impact analysis, response plan development, training, testing, and ongoing maintenance to support continuity of critical operations. The Business Resilience Department is responsible for developing

PART I

Item 1C. Cybersecurity, continued

and maintaining the Partnership's business resiliency policy and framework and overseeing the program's implementation in collaboration with sponsors and leaders across the Firm's business areas. A Business Resilience Oversight Group comprised of general partners meets at least semi-annually and provides oversight of business resilience strategy, risk management, resources, performance, and integration into business processes. Specific elements of business continuity plans vary based on the nature of the processes involved but include planning related to human capital, real estate, third-party relationships and technology infrastructure. As part of its business resiliency planning, the Partnership has data centers in two geographically distinct locations and evaluates the data center locations of its third-parties. Notwithstanding these measures, a prolonged interruption at any site or of critical systems or software may result in an extended delay of service to the Partnership's clients and substantial costs and expenses.

The Partnership, in the normal course of business, at times experiences cybersecurity threats and incidents affecting its data or systems or systems of third parties relied on by the Partnership, and the Partnership's programs and measures discussed above may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect in the future. The Partnership has not identified any previous cybersecurity incidents that have materially affected or are reasonably likely to have a material effect on its business strategy, reputation, financial condition or results of operations. For information on material risks of potential cybersecurity threats, refer to Part I, Item 1A – Risk Factors – Risks Related to Business Operations – Information Security Incidents and Fraud.

ITEM 2. PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campuses in St. Louis, Missouri and one campus in Tempe, Arizona. As of December 31, 2025, the Partnership had 11 home office buildings. The Partnership owns 10 of the buildings and leases its Canada home office in Mississauga, Ontario and the land for the Tempe, Arizona campus.

The Partnership also maintains facilities in 14,916 branch locations as of December 31, 2025, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 2 and 16 to the Consolidated Financial Statements for information regarding lease liabilities and related party transactions, respectively.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests or Profits Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given). As of February 27, 2026, the Partnership had 34,289 limited partners and 4,917 Profits Interests holders.

ITEM 6. [RESERVED]

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations, financial condition and cash flows of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For discussions surrounding the earliest of the three years presented below, refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2024. All amounts are presented in millions, except as otherwise noted.

Introduction

The Partnership is a leading financial services firm which operates throughout North America in the U.S. and Canada. The Partnership's more than 20,000 financial advisors ("FA") serve more than 9 million clients with a total of $2.5 trillion in client assets under care as of December 31, 2025. The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues, and together, better our communities and society. Through the dedication of the Firm's approximately 55,000 associates and our branch presence in 68% of U.S. counties and all Canadian provinces, the Firm is committed to helping improve the financial fulfillment for tens of millions of long-term investors across North America by providing comprehensive, personalized planning and professional advice.

Edward Jones Bank

In February 2026, the UDFI and the FDIC conditionally approved the Partnership's application to establish Edward Jones Bank as a Utah-chartered and FDIC-insured industrial bank headquartered in the Salt Lake City, Utah, area. Presently, the Partnership expects to open the Edward Jones Bank by early 2027. For information on material risks related to Edward Jones Bank, refer to Part I, Item 1A – Risk Factors – Risks Related to Legal and Regulatory Matters – Bank Application Approval.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue, net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include advisory program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions revenue is earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Class A limited partner interests outstanding and the balances of Partnership loans. Other revenue, net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

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

	For the years ended December 31,			% Change
	2025	2024	2023	'25 vs. '24
Revenue:
Fee revenue	$14,885	$13,163	$11,264	13%
% of net revenue	84%	82%	82%
Trade revenue	1,832	1,760	1,482	4%
% of net revenue	10%	11%	11%
Interest and dividends	1,062	1,204	1,167	-12%
Other revenue, net	118	130	167	-9%
Total revenue	17,897	16,257	14,080	10%
Interest expense	197	253	282	-22%
Net revenue	17,700	16,004	13,798	11%
Operating expenses	15,610	14,023	12,186	11%
Income before allocations	$2,090	$1,981	$1,612	6%

Related metrics:
Income before allocations margin(1)	11.7%	12.2%	11.4%	-4%
Client assets under care ($ billions):
Total:
At year end	$2,481	$2,171	$1,919	14%
Average	$2,311	$2,070	$1,764	12%
Advisory programs:
At year end	$1,080	$862	$743	25%
Average	$973	$815	$674	19%
Client households at year end	6.7	6.6	6.3	2%
Net new assets for the year ($ billions)(2)	$74	$74	$97	—
Financial advisors (actual):
At year end	20,425	20,125	19,232	1%
Average	20,331	19,650	18,945	3%

(1)
Income before allocations margin is income before allocations expressed as a percentage of total revenue.
(2)
Net new assets represents cash and securities inflows and outflows, excluding mutual fund capital gain distributions received by U.S. clients.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW FOR THE YEAR ENDED DECEMBER 31, 2025 VERSUS DECEMBER 31, 2024

The Partnership ended the year with a 14% increase in client AUC to $2.5 trillion, including $1.1 trillion of advisory programs AUC. Average client AUC increased 12%, reflecting increases in the market value of client assets, as well as the cumulative impact of net new assets gathered during the year. Advisory programs' average AUC increased 19% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets of $74 billion was relatively flat compared to 2024. The Partnership ended the year with 20,425 financial advisors.

Net revenue increased 11% to $17,700 in 2025, primarily due to an increase in asset-based fee revenue, partially offset by a decrease in interest and dividends revenue. The increase in asset-based fee revenue was primarily due to growth in advisory programs, driven by higher average market levels, as well as the continued increase in investment of client dollars in advisory programs. The decrease in interest and dividends revenue was primarily due to reduced interest income earned on short-term investments in U.S. treasuries, cash balances held at banks and reverse repurchase agreements from lower interest rates.

Operating expenses increased 11% to $15,610 in 2025, primarily due to increases in compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation and benefits increased primarily due to increases in revenues on which commissions are earned. Home office and branch compensation and benefits expense increased primarily due to higher average wages, increases in healthcare costs, and separation costs associated with Enterprise Reimagined, an initiative the Firm believes will create more efficient operations by restructuring and reducing the size of the home office, removing redundancies, and adopting new capabilities and technology to deliver more value and a better client experience. Variable compensation increased due to increased branch and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and higher depreciation expense as a result of these recent investments.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations of $2,090, a 6% increase from 2024. Income before allocations margin was 11.7%, reflecting a strategic balance between investing in the future and current financial results.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 13% in 2025 to $14,885 compared to 2024. A discussion of fee revenue components follows.

	For the years ended December 31,			% Change
	2025	2024	2023	'25 vs. '24
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$11,075	$9,463	$7,814	17%
Service fees	1,701	1,627	1,476	5%
Cash solutions fees	553	580	578	-5%
Other asset-based fees	809	738	650	10%
Total asset-based fee revenue	$14,138	$12,408	$10,518	14%
Account and activity fee revenue:
Shareholder accounting services fees	463	466	462	-1%
Other account and activity fee revenue	284	289	284	-2%
Total account and activity fee revenue	747	755	746	-1%
Total fee revenue	$14,885	$13,163	$11,264	13%

Related metrics ($ billions) (1):
Average advisory programs AUC	$973	$815	$674	19%
Average AUC of mutual fund assets held outside of advisory programs	$701	$641	$551	9%

(1)
Prior year numbers were updated to conform to current year presentation to include Canada.

Overall asset-based fee revenue increased 14% to $14,138 in 2025 compared to 2024, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels, as well as the continued increase in investment of client dollars into advisory programs.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 4% to $1,832 in 2025 compared to 2024. A discussion of trade revenue components follows.

	For the years ended December 31,						% Change
	2025		2024		2023		'25 vs. '24
Trade revenue:
Commissions revenue:
Equities	$678		$614		$500		10%
Mutual funds	450		480		399		-6%
Insurance products and other	450		439		351		3%
Total commissions revenue	1,578		1,533		1,250		3%
Principal transactions	254		227		232		12%
Total trade revenue	$1,832		$1,760		$1,482		4%

Related metrics:
Client dollars invested ($ billions)(1):
Equities	$50.4	23%	$44.0	19%	$34.0	15%	15%
Mutual funds	29.2	14%	31.1	14%	23.9	10%	-6%
Insurance products and other	16.9	8%	15.8	7%	12.3	5%	7%
Principal transactions	116.8	55%	136.5	60%	162.2	70%	-14%
Total client dollars invested	$213.3		$227.4		$232.4		-6%

Margin per $1,000 invested	$8.6		$7.7		$6.4		12%
U.S. business days	250		252		250		-1%

(1) Percentages represent client dollars invested in each product as a percent of total client dollars invested.

The increase in trade revenue in 2025 compared to 2024 was primarily due to increases in equities commissions revenue and principal transactions revenue, partially offset by a decrease in mutual funds commissions revenue due to lower client dollars invested. Equities commissions revenue increased from higher client dollars invested in equities. Principal transactions revenue increased from higher margins earned on fixed income products, despite lower client dollars invested due to a product mix shift. Overall margin increased with a lower proportion of client dollars invested in short maturity principal transaction products, notably certificates of deposits, which earn lower margins than equity products.

Net Interest and Dividends

Net interest and dividends revenue decreased $86 to $865 in 2025 compared to 2024. The decrease was primarily due to reduced interest income earned on short-term investments in U.S. treasuries, cash balances held at banks and reverse repurchase agreements, partially offset by a decrease in customer credit interest expense paid on client balances. Overall, the decrease reflects the impact of a lower interest rate environment and lower average balances.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 11% in 2025 to $15,610 compared to 2024. A discussion of operating expense components follows.

	For the years ended December 31,			% Change
	2025	2024	2023	'25 vs. '24
Operating expenses:
Compensation and benefits:
Financial advisor	$6,969	$6,208	$5,218	12%
Home office and branch	2,726	2,461	2,334	11%
Variable compensation	2,710	2,436	1,838	11%
Total compensation and benefits	12,405	11,105	9,390	12%
Communications and data processing	1,162	1,000	930	16%
Occupancy and equipment	662	636	616	4%
Fund sub-adviser fees	365	317	272	15%
Professional and consulting fees	271	197	177	38%
Advertising	171	166	160	3%
Other operating expenses	574	602	641	-5%
Total operating expenses	$15,610	$14,023	$12,186	11%

Related metrics (actual):
Number of physical branches:
At year end	14,916	15,198	15,378	-2%
Average	15,069	15,293	15,460	-1%
Financial advisors:
At year end	20,425	20,125	19,232	1%
Average	20,331	19,650	18,945	3%
Client support team professionals(1):
At year end	20,468	20,222	19,786	1%
Average	20,380	19,976	18,505	2%
Home office associates(1):
At year end	8,971	9,393	9,456	-4%
Average	9,357	9,432	9,235	-1%

(1)
Counted on a full-time equivalent basis.

The increase in operating expenses in 2025 compared to 2024 was primarily due to increases in compensation and benefits expense and communications and data processing expense.

Financial advisor compensation and benefits expense increased 12% to $6,969 in 2025. The increase was primarily due to increases in revenues on which commissions are earned. Home office and branch compensation and benefits expense increased primarily due to higher average wages, increases in healthcare costs and separation costs associated with Enterprise Reimagined as discussed above. Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing and remains a key component of the Firm's performance-based compensation model. The increase in variable compensation of 11% to $2,710 in 2025 was primarily due to increased branch and overall Firm profitability.

Communications and data processing expense increased 16% to $1,162 in 2025 primarily due to continued investments in new tools and technology and higher depreciation expense as a result of these recent investments.

Professional and consulting fees increased 38% to $271 primarily due to consulting costs associated with the new tools and technology.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership’s Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. The chief operating decision maker ("CODM") is the Managing Partner of JFC. The Managing Partner evaluates segment performance and allocates resources based upon income before allocations. Income before allocations margin and pre-variable income margin, which represent income before allocations and pre-variable income as a percentage of total revenue, respectively, are also used to evaluate segment performance. The following table shows financial and other information for the Partnership’s reportable segments.

	U.S.			% Change	Canada			% Change
	2025	2024	2023	'25 vs. '24	2025	2024	2023	'25 vs. '24
Net revenue	$17,224	$15,561	$13,409	11%	$476	$443	$389	7%
FA compensation and benefits	6,778	6,035	5,069	12%	191	173	149	10%
Home office operating expense	3,360	3,019	2,927	11%	113	98	94	15%
Branch office operating expense	2,386	2,195	2,046	9%	72	67	63	7%
Variable compensation	2,652	2,386	1,798	11%	58	50	40	16%
Operating expenses	15,176	13,635	11,840	11%	434	388	346	12%
Income before allocations	$2,048	$1,926	$1,569	6%	$42	$55	$43	-24%

Income before allocations margin	11.8%	12.2%	11.5%	-4%	8.9%	12.3%	11.0%	-28%
Pre-variable income margin	27.0%	27.3%	24.6%	-4%	21.1%	23.5%	21.2%	-10%
Client assets under care ($ billions):
At year end	$2,428.4	$2,126.1	$1,877.5	14%	$52.9	$44.6	$41.1	19%
Average	$2,262.2	$2,027.1	$1,726.4	12%	$48.5	$43.3	$37.9	12%
Total households (in thousands)	6,546	6,402	6,158	2%	196	193	192	2%
Net new assets for the period ($ billions)	$71.8	$71.9	$94.3	—	$2.1	$2.0	$2.3	5%
Financial advisors (actual):
At year end	19,540	19,253	18,378	1%	885	872	854	1%
Average	19,456	18,784	18,102	4%	875	866	843	1%

U.S.

Net revenue increased 11% to $17,224 in 2025 compared to 2024, primarily due to an increase in asset-based fee revenue, partially offset by a decrease in interest and dividends revenue. The increase in asset-based fee revenue was primarily due to growth in revenue from advisory programs, driven by higher average market levels, as well as the continued increase in investment of client dollars into advisory programs. The decrease in interest and dividends revenue was primarily due to reduced interest income earned on short-term investments in U.S. treasuries, cash balances held at banks and reverse repurchase agreements from lower interest rates.

Operating expenses increased 11% to $15,176 in 2025 compared to 2024, primarily due to increases in financial advisor compensation and benefits expense, home office operating expense and variable compensation. Financial advisor compensation and benefits increased 12% to $6,778 primarily due to increases in revenues on which commissions are earned. Home office operating expense increased 11% to $3,360 primarily due to an increase in home office compensation and benefits from higher average wages, increases in healthcare costs and separation costs associated with Enterprise Reimagined as discussed above, as well as an increase in communications and data processing expenses.

Variable compensation increased 11% to $2,652 due to increased branch and overall Firm profitability.

Income before allocations increased 6% to $2,048 in 2025 compared to 2024. Income before allocations margin was 11.8% in 2025, reflecting a strategic balance between investing in the future and current financial results.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Canada

Net revenue increased 7% to $476 in 2025 compared to 2024, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased due to increases in advisory program fees with higher average market levels and the increase in client dollars invested in advisory programs.

Operating expenses increased 12% to $434 in 2025 compared to 2024 primarily due to the increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation and benefits increased 10% primarily due to increases in revenues on which commissions are earned.

Variable compensation increased 16% to $58 in 2025 due to increased branch profitability.

Income before allocations decreased 24% to $42 in 2025 compared to 2024. Pre-variable income margin was 21.1% in 2025, compared to 23.5% in 2024, as the growth in investments and expenses outpaced growth in net revenue.

LEGISLATIVE AND REGULATORY REFORM

See Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, for a discussion of Legislative and Regulatory Initiatives that the Partnership is continuing to monitor.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 20%, 21% and 22% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2025, 2024 and 2023, respectively. Significant reductions in these revenues, driven in large part by the ongoing fee compression that has occurred across the mutual fund industry in recent years, could materially impact the margins earned on these products and services. Continued changes in industry fee structures, further compression of management or distribution fees, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, distributions to partners and redemptions of Partner interests, as well as to facilitate client transactions. The principal sources for meeting the Partnership’s liquidity requirements include funds generated from operations, cash and cash equivalents, securities purchased under agreements to resell, government and agency investment securities and partnership capital, all discussed further below. The Partnership believes that the liquid nature of these sources provides flexibility for managing and financing the operating needs of the Partnership and will be sufficient to meet its capital and liquidity requirements for the next twelve months. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of additional Partnership capital and debt, the proceeds of which could be used to meet growth needs or for other purposes.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partner interests to its current or retiring general partners, and retention of a portion of general partner earnings.

The Partnership filed Registration Statements on Form S-8 with the SEC on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests with aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the 2026 Plan, and $1,400 of Class B limited partner interests pursuant to the 2025 Plan. The Partnership previously registered $700 of limited partner interests (now Class A limited partner interests per the Partnership Agreement) issuable pursuant to the 2021 Plan. In 2023, the Partnership issued $568 of Class A limited partner interests under the 2021 Plan and the remaining $132 may be issued at the discretion of the Managing Partner in the future. Proceeds from these offerings are expected to be used to meet growth needs or for other purposes. Class B limited partners will only receive

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

allocations and distributions based on the Partnership's net income and are not entitled to the 7 1/2% Payment to which Class A limited partners are entitled under the Partnership Agreement.

The Partnership’s capital and Profits Interests subject to mandatory redemption as of December 31, 2025, net of reserve for anticipated withdrawals, was $4,124, a decrease of $77 from December 31, 2024. This decrease in Partnership capital subject to mandatory redemption was primarily due to an increase in the redemption of limited partner, subordinated limited partner and general partner interests ($28, $37 and $713, respectively), partially offset by the net decrease in Partnership loans outstanding ($49), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($14, $58 and $322, respectively) and the retention of a portion of general partner earnings ($258). General partner redemptions increased in 2025 due to more general partner retirements. During the years ended December 31, 2025, 2024, and 2023, the Partnership retained 17.2%, 13.8% and 13.8%, respectively, of income allocated to general partners. Retention is expected to be 22.5% in 2026.

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner's death, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners requesting withdrawal from the Partnership is, at the discretion of the Managing Partner, to be redeemed by the Partnership within 60 days of the actual withdrawal date or, if not timely redeemed, converted to subordinated limited capital. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT), who required financing for some or all of their Partnership capital contributions. Partners borrowing from the Partnership were required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership had full recourse against any partner that defaults on loan obligations to the Partnership.

The Partnership did not renew Partnership loans in 2026. Starting in 2026, any general partner who elects to finance some or all of their Partnership capital contributions may, subject to the bank's credit underwriting, individually borrow funds via unsecured promissory notes payable to a third-party bank, including under a new structured program for loans to general partners ("GP Loan Program"). The Partnership does not and will not guarantee individual bank loans to general partners to finance their Partnership capital contributions, nor can the general partner pledge their general partner interest as collateral for the individual bank loan. The Partnership will perform certain administrative functions supporting the GP Loan Program. Until the general partner’s promissory note under the GP Loan Program is paid in full, the individual GP Borrower's promissory note instructs the Partnership to apply all distributions payable to the general partner from or with respect to the general partner’s general partner interest or general partner capital account net of any distributions to pay taxes and any cash flow distributions elected by the general partner to repayment of the general partner’s promissory note prior to any funds being released to the general partner. As of January 2026, there were no Partnership loans outstanding to any general partner. Additionally, in 2026 the Partnership reduced the amount of general partner capital issued. The net impact of these changes is not expected to have a material adverse impact on total partnership capital and Profits Interests subject to mandatory redemption.

Any limited partner may also elect to individually borrow funds, including pursuant to a bank program ("LP Loan Program") to finance the purchase of their limited partner interest in the Partnership (each such electing limited partner a "LP Borrower"), as evidenced by individual unsecured promissory notes payable to a third-party bank. The Partnership does not guarantee these individual bank loans, nor can the LP Borrower pledge their limited partner interest as collateral for individual bank loans to limited partners to finance their Partnership capital contributions. The Partnership performs certain administrative functions supporting the LP Loan Program in connection with the LP Borrowers. Until the LP Borrower's promissory note is paid in full, the individual LP Borrower's promissory note instructs the Partnership to apply all distributions payable to the LP Borrower from or with respect to the LP Borrower’s limited partner interest or limited partner capital

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

account net of any distributions to pay taxes, to repayment of the LP Borrower's promissory note prior to any funds being released to the LP Borrower.

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

The following table represents amounts related to Partnership loans to general partners as well as bank loans for limited partners. Partners may have arranged their own bank loans to finance their Partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

	As of December 31, 2025
	Limited Partner Interests	Subordinated Limited Partner Interests	General Partner Interests	Total Partner Interests
Total Partnership capital(1)	$1,713	$742	$2,093	$4,548
Partnership capital owned by partners with individual loans	$168	$—	$1,087	$1,255
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	10%	—	52%	28%

Individual loans:
Individual bank loans	$51	$—	$12	$63
Individual Partnership loans	—	—	424	424
Total individual loans	$51	$—	$436	$487
Individual loans as a percent of total Partnership capital	3%	—	21%	11%
Individual loans as a percent of respective Partnership capital owned by partners with loans	30%	—	40%	39%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31:

	2025	2024
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

provide short-term liquidity to the Partnership should the need arise. As of December 31, 2025, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of December 31, 2025 or December 31, 2024. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2025 and 2024, except for periodically testing draw procedures.

Cash Activity

As of December 31, 2025, the Partnership had $3,782 in cash and cash equivalents and $687 in securities purchased under agreements to resell, which generally have overnight maturities. This totaled $4,469 of Partnership liquidity as of December 31, 2025, a 22% increase from $3,663 as of December 31, 2024, due to an increase in cash and cash equivalents. The Partnership had $14,069 and $15,112 in cash and investments segregated under federal regulations as of December 31, 2025 and 2024, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

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

The following table shows the Partnership’s capital figures for the U.S. and Canada broker-dealer subsidiaries as of:

	December 31, 2025	December 31, 2024	% Change
U.S.:
Net capital	$1,042	$938	11%
Net capital in excess of the minimum required	$963	$873	10%
Net capital as a percentage of aggregate debit items	26.4%	28.9%	-9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	9.5%	5.2%	81%

Canada:
Regulatory risk-adjusted capital	$102	$71	44%
Regulatory risk-adjusted capital in excess of the minimum required	$101	$69	46%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate daily.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MATERIAL CASH COMMITMENTS

The Partnership enters into long-term lease agreements for branch and home office facilities, resulting in a total of $435 in lease commitments that are non-cancellable as of December 31, 2025. Subsequent to December 31, 2025, these commitments may fluctuate based on changing business needs and conditions. For further disclosure regarding lease commitments, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 2.

In 2025, the Partnership invested significantly in software and other technology and construction and facilities improvements at various branch and home office locations, resulting in capital expenditures of $712. The Partnership estimates 2026 capital spending of approximately $726 related to continued investment in software and other technology upgrades and construction and facilities improvements at various branch and home office locations.

Additionally, the Partnership would have incurred termination fees of $923 as of December 31, 2025 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations. As of December 31, 2025, the Partnership made no such decision to terminate these services. Termination fees for contracts already in force will decrease over the corresponding contract periods, which generally expire within the next three to five years.

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

Accruals for Contingencies. The Partnership accrues when appropriate for potential losses that may arise out of various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, SROs and other regulators, to the extent that the amount of such potential losses can be estimated. See Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements for further discussion of these items. The Partnership regularly monitors its exposures to potential losses. The Partnership’s aggregate accrued liability with respect to litigation and regulatory proceedings represents its estimate of probable losses after considering, among other factors, whether a putative class action exists (if applicable), the progress of each case, court rulings or judgments, the Partnership’s experience with other legal and regulatory matters, the perceived likelihood of settlement, outcomes of similar public cases and discussions with legal counsel. Facts and circumstances relating to legal and regulatory matters can rapidly change and are not always controllable by the Partnership, which may contribute to uncertainty and result in volatility in the estimate of losses.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $3.6 billion and $17.0 billion, respectively, for the year ended December 31, 2025 and earned interest at an average annual rate of approximately 707 and 420 basis points (7.07% and 4.20%), respectively, in 2025. Changes in interest rates may also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting analysis to assess the sensitivity of net interest income to the movements in interest rates. The analysis estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the analysis include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $152. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $154. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Partnership's Money Market Fund and IBD Program.

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

As of the end of the Partnership’s 2025 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2025 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025.

PART II

Item 8. Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Enterprise Leadership Team and Partners of The Jones Financial Companies, L.L.L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive loss, of changes in partnership capital and profits interests subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Asset-based Fee Revenue - Advisory Programs Fees

As described in Notes 1 and 3 to the consolidated financial statements, $11.075 billion of the Firm's total asset-based fee revenue of $14.138 billion for the year ended December 31, 2025 was generated from program fees for investment advisory services provided within the Partnership’s advisory programs. Revenue from advisory programs fees are derived from fees determined by the underlying value of client assets. Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date. Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month.

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

March 13, 2026

We have served as the Partnership’s auditor since 2002.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in millions)	December 31, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$3,782	$2,273
Cash and investments segregated under federal regulations	14,069	15,112
Securities purchased under agreements to resell	687	1,390
Receivables from:
Clients	5,369	4,350
Mutual funds, insurance companies and other	1,047	967
Brokers, dealers and clearing organizations	520	350
Securities owned, at fair value:
Investment securities	477	679
Inventory securities	54	63
Fixed assets, at cost, net of accumulated depreciation and amortization	1,759	1,397
Lease right-of-use assets	1,169	1,085
Other assets	1,575	1,298

TOTAL ASSETS	$30,508	$28,964

LIABILITIES:
Payables to:
Clients	$18,605	$18,189
Brokers, dealers and clearing organizations	95	68
Accrued compensation and employee benefits	3,600	3,144
Accounts payable, accrued expenses and other	2,190	1,529
Lease liabilities	1,216	1,125
	25,706	24,055
Commitments and contingencies (Notes 13 and 14)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,713	1,727
Subordinated limited partners	742	721
General partners	1,669	1,753
Total	4,124	4,201
Reserve for anticipated withdrawals	678	708
Total partnership capital and Profits Interests subject to mandatory redemption	4,802	4,909

TOTAL LIABILITIES	$30,508	$28,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2025	2024	2023
Revenue:
Fee revenue
Asset-based	$14,138	$12,408	$10,518
Account and activity	747	755	746
Total fee revenue	14,885	13,163	11,264
Trade revenue	1,832	1,760	1,482
Interest and dividends	1,062	1,204	1,167
Other revenue, net	118	130	167
Total revenue	17,897	16,257	14,080
Interest expense	197	253	282
Net revenue	17,700	16,004	13,798
Operating expenses:
Compensation and benefits	12,405	11,105	9,390
Communications and data processing	1,162	1,000	930
Occupancy and equipment	662	636	616
Fund sub-adviser fees	365	317	272
Professional and consulting fees	271	197	177
Advertising	171	166	160
Other operating expenses	574	602	641
Total operating expenses	15,610	14,023	12,186

Income before allocations	2,090	1,981	1,612

Allocations:
Limited partners	298	305	263
Profits Interests	70	43	—
Subordinated limited partners	219	217	181
General partners	1,503	1,416	1,168
Net Income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partner unit outstanding	$159.94	$163.48	$145.45

Weighted average $1,000 equivalent limited partner units outstanding	1,726,799	1,741,208	1,764,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Net income	$—	$—	$—
Other comprehensive income:
Foreign currency translation	1	(9)	—
Comprehensive income (loss) before allocations	1	(9)	—

Allocations	1	(9)	—
Total comprehensive income	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

(Dollars in millions)	Limited Partner Capital	Profits Interests	Subordinated Limited Partner Capital	General Partner Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2022	$1,312	$—	$671	$1,836	$3,819
Reserve for anticipated withdrawals	(100)	—	(53)	(311)	(464)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2022	$1,212	$—	$618	$1,525	$3,355
Partnership loans outstanding, December 31, 2022	—	—	—	335	335
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2022	1,212	—	618	1,860	3,690
Issuance of partner interests	568	—	70	319	957
Redemption of partner interests	(30)	—	(22)	(268)	(320)
Income allocated to partners	263	—	181	1,168	1,612
Distributions	(93)	—	(121)	(659)	(873)
Total partnership capital, including capital financed with partnership loans, December 31, 2023	1,920	—	726	2,420	5,066
Partnership loans outstanding, December 31, 2023	—	—	—	(439)	(439)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2023	$1,920	$—	$726	$1,981	$4,627
Reserve for anticipated withdrawals	(170)	—	(60)	(348)	(578)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2023	$1,750	$—	$666	$1,633	$4,049
Partnership loans outstanding, December 31, 2023	—	—	—	439	439
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2023	1,750	—	666	2,072	4,488
Issuance of partner interests	7	—	68	271	346
Redemption of partner interests	(30)	—	(13)	(310)	(353)
Net income allocations	305	43	217	1,416	1,981
Other comprehensive loss allocations	(1)	—	(1)	(7)	(9)
Distributions	(105)	(29)	(143)	(794)	(1,071)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, December 31, 2024	1,926	14	794	2,648	5,382
Partnership loans outstanding, December 31, 2024	—	—	—	(473)	(473)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2024	$1,926	$14	$794	$2,175	$4,909
Reserve for anticipated withdrawals	(199)	(14)	(73)	(422)	(708)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2024	$1,727	$—	$721	$1,753	$4,201
Partnership loans outstanding, December 31, 2024	—	—	—	473	473
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2024	1,727	—	721	2,226	4,674
Issuance of partner interests	14	—	58	322	394
Redemption of partner interests	(28)	—	(37)	(713)	(778)
Net income allocations	298	70	219	1,503	2,090
Other comprehensive income allocations	—	—	—	1	1
Distributions	(98)	(45)	(141)	(871)	(1,155)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, December 31, 2025	1,913	25	820	2,468	5,226
Partnership loans outstanding, December 31, 2025	—	—	—	(424)	(424)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2025	$1,913	$25	$820	$2,044	$4,802
Reserve for anticipated withdrawals	(200)	(25)	(78)	(375)	(678)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2025	$1,713	$—	$742	$1,669	$4,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	2,090	1,981	1,612
Foreign currency translation	1	(9)	—
Depreciation and amortization	732	624	567

Changes in assets and liabilities:
Investments segregated under federal regulations	1,564	358	(66)
Securities purchased under agreements to resell	703	(251)	(702)
Net payable to clients	(603)	(485)	(2,660)
Net receivable from brokers, dealers and clearing organizations	(143)	16	(290)
Receivable from mutual funds, insurance companies and other	(80)	(76)	(41)
Securities owned	211	415	248
Other assets	(286)	(170)	(206)
Lease liabilities	(365)	(350)	(338)
Accrued compensation and employee benefits	456	638	341
Accounts payable, accrued expenses and other	200	63	309
Net cash provided by (used in) operating activities	4,480	2,754	(1,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(712)	(573)	(456)
Cash used in investing activities	(712)	(573)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	60	43	58
Issuance of partner interests	73	76	638
Redemption of partner interests	(357)	(307)	(386)
Distributions from partnership capital	(1,514)	(1,460)	(1,193)
Net cash used in financing activities	(1,738)	(1,648)	(883)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,030	533	(2,565)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	6,350	5,817	8,382
End of year	$8,380	$6,350	$5,817

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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”, "JFC", or the "Firm"). The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2025 and 2024 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve-month periods ended November 30, 2025, 2024 and 2023 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and Edward Jones (an Ontario limited partnership), is a registered broker-dealer in Canada ("EJ Canada"). The Partnership is a leading financial services firm and conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2025, 2024, and 2023, see Note 15 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure other than those disclosed in Notes 9, 14 and 19.

Partnership Agreement. Under the terms of the Partnership’s Twenty-Third Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated November 5, 2025 (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner (as defined in the Partnership Agreement). The capital of general partners requesting withdrawal from the Partnership is, at the discretion of the Managing Partner, to be redeemed by the Partnership within 60 days of the actual withdrawal date or, if not timely redeemed, converted to subordinated limited partner capital. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. All current and future Partnership capital is subordinate to all current and future liabilities of the Partnership. The Partnership Agreement includes additional terms.

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

Account and activity fee revenue – Revenue is derived from fees based on the number of accounts or activity and includes shareholder accounting services fees, self-directed individual retirement account ("IRA") fees, and other activity-based fee revenue from clients, mutual fund companies and insurance companies. The Partnership has agreements with mutual fund companies for shareholder accounting services pursuant to which the Partnership performs certain transfer agent support services, which may include tracking client holdings, distributing dividends and shareholder information to clients, and responding to client inquiries. Shareholder accounting services fees are based on the number of mutual fund positions held

1 FDIC insurance coverage for deposits held in the IBD Program is provided by FDIC-insured third-party banks on a "pass-through" basis, subject to certain limitations and conditions, pursuant to agreements with Edward Jones. FDIC insurance provides coverage for the failure of an FDIC-insured bank. The Partnership is neither FDIC-insured nor a bank. For a current list of the network of FDIC-insured third party banks participating in the IBD Program, see www.edwardjones.com/bankdeposit.

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

Other revenue, net – Other revenue, net, primarily consists of unrealized gains and losses associated with changes in the fair market value of the Partnership's securities owned. Unrealized gains and losses are impacted by changes in market levels and the interest rate environment.

All revenues are recorded on an accrual basis. For forms of revenue not specifically discussed above, asset-based revenue is recorded over time as the services are provided, and activity or transaction-based revenue is recorded at a point in time when the transaction occurs.

Foreign Exchange. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period. Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period. The total foreign exchange gains and losses from the translation of EJ Canada's financial statements into U.S. dollars are reflected on the Consolidated Statements of Comprehensive Income. Under the terms of the Partnership Agreement, other comprehensive income (loss) is allocated to partners, which results in no accumulated other comprehensive income on the Consolidated Statements of Financial Condition. Foreign exchange gains and losses are included in other revenue (loss), net on the Consolidated Statements of Income.

Profits Interests. The Partnership issues Profits Interests to certain eligible associates in the U.S., to enable them to further share in the Partnership's Net Income, as defined in the Partnership Agreement as income and other comprehensive income before allocations. Profits Interests do not themselves require a capital investment but, like Interests, give the holder the right to allocations and distributions of the Partnership's Net Income before allocations to subordinated limited partners and general partners. The amount of Net Income allocated to a Profits Interests holder is based on a bookkeeping measure expressed in terms of a notional U.S. dollar amount ("Notional Capital") held by such Profits Interests holder. Profits Interests have no book value, are not redeemable for any value in the future, and expire upon the earlier of the redemption of the Profits Interests or at the end of their stated term. Profits Interests typically have a maximum three-calendar year term from the date of issuance. Profits Interests are considered mandatorily redeemable. Undistributed Partnership Net Income allocations are included in reserve for anticipated withdrawals on the Consolidated Statements of Financial Condition until distributed. The Partnership's Net Income allocations for Profits Interests are disclosed separately on the Consolidated Statements of Income and Consolidated Statements of Changes in Partnership Capital and Profits Interests.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The Partnership granted and issued Profits Interests for no cash consideration on January 1, 2025 and 2024, to provide Profits Interests holders with allocations of Net Income based upon a $196 and $263 Notional Capital amount for the 2025 and 2024 calendar years, respectively. The Profits Interests are fully vested and participate in Net Income allocations upon grant. Any future rights to allocations and distributions attributable to Profits Interests expire upon the earlier of the redemption of the Profits Interests or at the end of their stated term. Profits Interests have zero fair value on the grant date, therefore no compensation expense is recognized upon issuance or over their stated term. During 2025 and 2024, $4 and $3, respectively, of Notional Capital was forfeited and $136 and $15, respectively, of Notional Capital was terminated according to the terms of the subscription agreement.

Fair Value. Substantially all of the Partnership’s financial assets and financial liabilities are carried at fair value or at contracted amounts which approximate fair value given the short time to maturity.

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, also known as the “exit price.” Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The Partnership’s financial assets and financial liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2025 and 2024.

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

Fractional Shares. Clients may receive fractional share interests through the Partnership's dividend reinvestment and dollar cost averaging programs. The Partnership records these fractional shares, which are considered encumbered assets, at fair value in other assets with associated liabilities in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition as the Partnership must fulfill its clients' future fractional share redemptions. The liabilities are initially recorded at the dollar amount received from clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue, net in the Consolidated Statements of Income, with no impact on income before allocations.

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices. Investment securities, which are primarily held to generate income, also assist in the management of Firm liquidity or economically hedge future liabilities for the non-qualified deferred compensation plan explained below. The unrealized gains and losses for investment securities are recorded in other revenue, net in the Consolidated Statements of Income. The Partnership also purchases and holds inventory securities

PART II

Item 8. Financial Statements and Supplementary Data, continued

for retail sales to its clients but does not trade those positions for the purpose of generating gains for its own account. The related unrealized gains and losses and the interest earned on inventory securities are recorded in trade revenue and interest and dividends, respectively, in the Consolidated Statements of Income.

Fixed Assets. Fixed Assets include software, buildings and leasehold improvements and equipment. Software includes purchased software licenses and internally developed software. Internally developed software consists of labor and consulting costs to develop and implement new software or modify existing software to improve functionality for the Partnership's internal use, while costs in other project phases are expensed as incurred. Software is depreciated using the straight-line method over its estimated useful life. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to seven years. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized and depreciated once the asset is placed into service. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded as other revenue, net in the Consolidated Statements of Income. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair value.

Non-qualified Deferred Compensation Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability of $303 for the future payments due to financial advisors participating in the plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income. The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan. These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue (loss), net in the Consolidated Statements of Income. Each period, the net impact of the change in future amounts owed to financial advisors in the plan and the change in value of the investment securities are approximately the same, resulting in minimal net impact to the Consolidated Financial Statements.

Retirement Transition Plans. Eligible retiring financial advisors are offered individually tailored retirement transition plans. Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement. Generally, the retirement and transition agreement is for five years. During the first two years the retiring financial advisor remains an employee and provides client transition services. The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years. Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years. Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan. As of December 31, 2025, $267 was accrued for future payments to financial advisors who have already started a plan, approximately $139 of which is expected to be paid in 2026. As of December 31, 2024, $228 was accrued. Successor financial advisors receive reduced compensation for up to five years.

Lease Accounting. The Partnership leases branch office space under numerous operating leases from non-affiliates and to a lesser extent, financial advisors or their affiliates. Branch offices are generally leased for terms of five years and generally contain a renewal option. Renewal options are not included in the lease term if it is not reasonably certain the Partnership will exercise the renewal option. The Partnership also leases a home office space and land from non-affiliates with terms ranging from 10 to 30 years.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

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

Partnership Capital Subject to Mandatory Redemption. The Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, therefore, the Partnership’s equity capital is classified as a liability. Income allocable to limited partners, Profits Interests holders, subordinated limited partners and general partners is classified as a reduction of income before allocations, which results in a presentation of zero net income for the years ended December 31, 2025, 2024, and 2023.

Net Income, as defined in the Partnership Agreement, is equivalent to income and other comprehensive income (loss) before allocations. Such income, if any, for each calendar year is allocated to the Partnership’s classes of capital and Profits Interests holders in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions, including capital contributions financed with loans from the Partnership, and Notional Capital for Profits Interests holders. First, limited partners are allocated Net Income in accordance with the prescribed formula for their share of net income. Limited partners and Profits Interests holders generally do not share in the Net Loss, as defined in the Partnership Agreement, in any year in which there is a Net Loss and the Partnership is not dissolved or liquidated. Profits Interests holders are allocated their share of Net Income subsequent to limited partners but before subordinated limited partners and general partners are allocated the remaining Net Income or Net Loss based on formulas as defined in the Partnership Agreement.

The limited partner capital subject to mandatory redemption is held by current and former associates and general partners of the Partnership. Class A limited partners participate in the Partnership’s profits and are paid a minimum 7 1/2% annual return (the "7 1/2% Payment") on the face amount of their capital (see Note 9) in accordance with the Partnership Agreement.

The subordinated limited partner capital subject to mandatory redemption is held by current and former general partners of the Partnership. Subordinated limited partners receive a percentage of the Partnership’s Net Income determined in accordance with the Partnership Agreement. The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partner capital.

The general partner capital subject to mandatory redemption is held by current general partners of the Partnership. General partners receive a percentage of the Partnership’s Net Income determined in accordance with the Partnership Agreement. The general partner capital subject to mandatory redemption is subordinated to the limited partner capital and the subordinated limited partner capital.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Current Expected Credit Losses. The Partnership individually assessed the current expected credit loss for the assets below.

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements as the debtors have the right to redeem or substitute the collateral on short notice. Collateral held as of December 31, 2025 and 2024 was $7,224 and $5,119, respectively, and was not repledged or sold. The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Financial Industry Regulatory Authority (“FINRA”) rules. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent maintenance requirement than FINRA Rule 4210. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of December 31, 2025 and 2024, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of December 31, 2025 and 2024.

Securities Purchased under Agreements to Resell

The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing and are carried at contractual cost with accrued interest in receivable from mutual funds, insurance companies and other within the Consolidated Statements of Financial Condition. The value of securities held as collateral for these receivables is not reflected in the Consolidated Statement of Financial Condition as the debtors have the right to redeem or substitute the collateral on short notice. The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements. In the event that the fair value of the collateral does not meet the contractual minimums, the counterparty is obligated to meet any shortfall promptly. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. The fair value of the collateral related to these agreements was $697 and $1,414 as of December 31, 2025 and 2024, respectively, and was not repledged or sold.

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

Partnership Loans

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT"), as defined in the Partnership Agreement) who elected to finance some or all of their general partner capital contributions as discussed in more detail in Note 9. General partners and subordinated limited partners were required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the general partner. The loan value never exceeded the value of capital allocated to the partner, and there was no historical loss on Partnership loans. In addition, the Partnership loans were fully repaid in January

PART II

Item 8. Financial Statements and Supplementary Data, continued

2026 (see Note 9). As such, there was no risk of loss and the expected credit loss was zero as of December 31, 2025 and 2024.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund adviser fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the value of those accounts always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of those accounts to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of December 31, 2025 and 2024.

Recently Issued Accounting Standards. In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires reporting entities to disclose, in the notes to financial statements, specified information about certain costs and expenses. Since this update only requires additional disclosures, adoption of ASU 2024-03 will not have a material impact on the Partnership's consolidated financial statements.

NOTE 2 – LEASES

For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $365 and $350, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities was $434 and $391, respectively. The weighted-average remaining lease term was five years and four years as of December 31, 2025 and 2024, respectively, and the weighted-average discount rate was 4.4% and 4.0%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the years ended December 31:

	2025	2024	2023
Operating lease cost	$361	$348	$337
Variable lease cost	76	70	67
Total lease cost	$437	$418	$404

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

December 31, 2025
2026	$360
2027	309
2028	246
2029	174
2030	100
Thereafter	169
Total lease payments	1,358
Less: Interest	142
Total present value of lease liabilities	$1,216

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 3 – REVENUE

The following tables show the Partnership's disaggregated revenue information for the years ended December 31:

2025	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$10,848	$227	$11,075
Service fees	1,595	106	1,701
Cash solutions fees	553	—	553
Other asset-based fees	809	—	809
Total asset-based fee revenue	13,805	333	14,138
Account and activity fee revenue:
Shareholder accounting services fees	463	—	463
Other account and activity fee revenue	271	13	284
Total account and activity fee revenue	734	13	747
Total fee revenue	14,539	346	14,885
Trade revenue:
Commissions	1,526	52	1,578
Principal transactions	245	9	254
Total trade revenue	1,771	61	1,832
Total revenue from customers	16,310	407	16,717
Net interest and dividends and other revenue	914	69	983
Net revenue	$17,224	$476	$17,700

2024	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$9,274	$189	$9,463
Service fees	1,523	104	1,627
Cash solutions fees	580	—	580
Other asset-based fees	738	—	738
Total asset-based fee revenue	12,115	293	12,408
Account and activity fee revenue:
Shareholder accounting services fees	466	—	466
Other account and activity fee revenue	275	14	289
Total account and activity fee revenue	741	14	755
Total fee revenue	12,856	307	13,163
Trade revenue:
Commissions	1,483	50	1,533
Principal transactions	216	11	227
Total trade revenue	1,699	61	1,760
Total revenue from customers	14,555	368	14,923
Net interest and dividends and other revenue	1,006	75	1,081
Net revenue	$15,561	$443	$16,004

PART II

Item 8. Financial Statements and Supplementary Data, continued

2023	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$7,656	$158	$7,814
Service fees	1,378	98	1,476
Cash solutions fees	578	—	578
Other asset-based fees	650	—	650
Total asset-based fee revenue	10,262	256	10,518
Account and activity fee revenue:
Shareholder accounting services fees	462	—	462
Other account and activity fee revenue	270	14	284
Total account and activity fee revenue	732	14	746
Total fee revenue	10,994	270	11,264
Trade revenue:
Commissions	1,210	40	1,250
Principal transactions	220	12	232
Total trade revenue	1,430	52	1,482
Total revenue from customers	12,424	322	12,746
Net interest and dividends and other revenue	985	67	1,052
Net revenue	$13,409	$389	$13,798

NOTE 4 – RECEIVABLES

As of December 31, 2025, 2024, and 2023, $1,056, $883 and $732, respectively, of the receivable from clients balance and $368, $377 and $343, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

The deposit for Canadian retirement accounts is required by Canadian regulations. The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada. The following table shows the deposit and the Partnership's receivable from mutual funds, insurance companies and other as of December 31:

	2025	2024
Deposit for Canadian retirement accounts	$538	$444
Fees from mutual funds and insurance companies	$368	377
Other receivables	141	146
Total	$1,047	$967

NOTE 5 – PAYABLE TO CLIENTS

Payable to clients is composed of cash amounts held by the Partnership due to clients. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest, which was at the per annum rate of 0.25%, 0.55% and 1.00% as of December 31, 2025, 2024, and 2023, respectively, on the vast majority of credit balances in client accounts. The total interest paid to clients for the years ended December 31, 2025, 2024, and 2023 was $64, $120 and $148, respectively.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 6 – FAIR VALUE

The following tables show the Partnership's financial assets and liabilities measured at fair value:

	December 31, 2025
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Money market funds	$107	$—	$—	$107
Certificates of deposit	—	95	—	95
Total cash equivalents	$107	$95	$—	$202

Investments segregated under federal regulations:
U.S. treasuries	$9,271	$—	$—	$9,271
Certificates of deposit	—	200	—	200
Total investments segregated under federal regulations	$9,271	$200	$—	$9,471

Securities owned:
Investment securities:
Mutual funds(1)	$393	$—	$—	$393
Certificates of deposit	—	75	—	75
Equities	9	—	—	9
Total investment securities	$402	$75	$—	$477

Inventory securities:
Municipal obligations	$—	$23	$—	$23
Equities	17	—	—	17
Certificates of deposit	—	6	—	6
Corporate bonds and notes	—	5	—	5
Mutual funds	2	—	—	2
Government and agency obligations	1	—	—	1
Total inventory securities	$20	$34	$—	$54

Other assets:
Client fractional share ownership assets	$1,118	$—	$—	$1,118

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,118	$—	$—	$1,118

PART II

Item 8. Financial Statements and Supplementary Data, continued

	December 31, 2024
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$170	$—	$170
Money market funds	92	—	—	92
Total cash equivalents	$92	$170	$—	$262

Investments segregated under federal regulations:
U.S. treasuries	$10,134	$—	$—	$10,134
Certificates of deposit	—	900	—	900
Total investments segregated under federal regulations	$10,134	$900	$—	$11,034

Securities owned:
Investment securities:
Mutual funds(1)	$362	$—	$—	$362
Government and agency obligations	197	—	—	197
Certificates of deposit	—	100	—	100
Municipal obligations	—	12	—	12
Equities	8	—	—	8
Total investment securities	$567	$112	$—	$679

Inventory securities:
Municipal obligations	$—	$26	$—	$26
Equities	15	—	—	15
Corporate bonds and notes	—	11	—	11
Mutual funds	6	—	—	6
Government and agency obligations	4	—	—	4
Certificates of deposit	—	1	—	1
Total inventory securities	$25	$38	$—	$63

Other assets:
Client fractional share ownership assets	$936	$—	$—	$936

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$936	$—	$—	$936

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 7 – FIXED ASSETS

The following table shows the Partnership's fixed assets as of December 31:

	2025	2024
Software	$1,527	$1,041
Buildings and leasehold improvements	1,431	1,303
Equipment, furniture and fixtures	857	823
Land	49	48
Fixed assets, at cost	3,864	3,215
Less: accumulated depreciation	1,575	1,476
Less: accumulated software amortization	530	342
Fixed assets, net	$1,759	$1,397

Depreciation expense on equipment, buildings and leasehold improvements of $162, $160 and $148 and amortization expense on software of $189, $106 and $75 is included in the Consolidated Statements of Income within the occupancy and equipment and communications and data processing line items for the years ended December 31, 2025, 2024, and 2023, respectively.

The Partnership's weighted average amortization period for software was six years and five years as of December 31, 2025 and 2024, respectively.

The following table shows the expected future amortization of software, excluding $202 of capitalized software costs not yet placed in service that will be amortized in future periods, as of December 31:

2025
2026	$221
2027	193
2028	161
2029	131
2030	50
Thereafter	39
Total	$795

The Partnership's capital expenditures were $712, $573 and $456 for the years ended December 31, 2025, 2024, and 2023, respectively. The capital expenditures in 2025 were primarily related to continued investment in software and other technology and construction and facilities improvements at various branch and home office locations.

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31:

	2025	2024
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $2,809. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,349 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to

PART II

Item 8. Financial Statements and Supplementary Data, continued

provide short-term liquidity to the Partnership should the need arise. As of December 31, 2025, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of December 31, 2025 or December 31, 2024. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2025 and 2024, except for periodically testing draw procedures.

NOTE 9 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT) who elected to finance some or all of their Partnership capital contributions. Loans made by the Partnership to such partners were generally for a period of one year and bore interest at the greater of the Prime Rate minus 1.25% for the last business day of the prior fiscal month or 3.25% per annum. The Partnership recognized interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of December 31, 2025 and 2024, the outstanding amount of Partnership loans was $424 and $473, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $35, $46 and $40 for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31:

	2025	2024
Partnership loans outstanding at beginning of year	$473	$439
Partnership loans issued during the year	321	270
Repayment of Partnership loans during the year	(370)	(236)
Total Partnership loans outstanding	$424	$473

The Partnership did not renew Partnership loans to general partners in 2026. Starting in 2026, any general partner who elects to finance some or all of their Partnership capital contributions for their general partner interest may elect to individually borrow funds via unsecured promissory notes payable to a third-party bank. As of January 30, 2026, there were no Partnership loans to general partners outstanding. Additionally, in 2026 the Partnership reduced the amount of general partner capital issued.

The 7 1/2% Payment on the Class A limited partnership capital was $130, $131 and $132 for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed Registration Statements on Form S-8 with the SEC on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests with the aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the Partnership's 2026 Profits Interest Plan, and $1,400 of Class B limited partner interests pursuant to the Partnership's 2025 Class B Employee Limited Partner Interest Purchase Plan. The Partnership previously registered $700 of limited partner interests (now Class A limited partner interests per the Partnership Agreement) issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In 2023, the Partnership issued $568 of Class A limited partner interests under the 2021 Plan and the remaining $132 may be issued at the discretion of the Managing Partner in the future. Class B limited partners will only receive allocations and distributions based on the Partnership's net income and will not be entitled to the 7 1/2% Payment to which Class A limited partners are entitled under the Partnership Agreement.

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

EJ Canada is a registered investment-dealer regulated by the Canadian Investment Regulatory Organization ("CIRO"). Under the regulations prescribed by CIRO, EJ Canada is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of EJ Canada's assets and results of operations.

The following table shows the Partnership's capital figures for the U.S. broker-dealer and Canada investment-dealer subsidiaries as of:

	December 31, 2025	December 31, 2024
U.S.:
Net capital	$1,042	$938
Net capital in excess of the minimum required	$963	$873
Net capital as a percentage of aggregate debit items	26.4%	28.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	9.5%	5.2%

Canada:
Regulatory risk-adjusted capital	$102	$71
Regulatory risk-adjusted capital in excess of the minimum required	$101	$69

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate daily.

NOTE 11 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners and Profits Interests holders. However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2025, the Partnership's financial statement basis of net assets and liabilities exceeded the tax basis by $579. The primary reason the financial statement basis exceeded the tax basis related to the accelerated deduction of certain internally developed software costs for tax purposes as a result of a tax law change in 2025. As of December 31, 2024, the Partnership's tax basis of net assets and liabilities exceeded the financial statement basis by $190. The primary reason the tax basis exceeded the financial statement basis related to the deferral in deducting accrued expenses for tax purposes until they are paid. Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

The Partnership is required to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2025 and 2024 and is not aware of any tax positions that will significantly change during the next twelve months. The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. Tax years prior to 2022 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees, U.S. general partners and service partners, a Group Registered Retirement Savings Plan covering all eligible EJ Canada employees and Canadian general partners, and a Deferred Profit Sharing Plan covering all eligible EJ Canada employees. The Partnership contributed approximately $370, $360 and $307 in total to these plans in early 2026, 2025 and 2024 respectively, for the years ended December 31, 2025, 2024, and 2023.

In addition to the contribution above, the Partnership contributed approximately $98, $80 and $73 to the profit sharing plan in early 2026, 2025 and 2024, respectively, including applying mandatory profit sharing contributions that were withheld from service partners during the years ended December 31, 2025, 2024, and 2023.

NOTE 13 – COMMITMENTS, GUARANTEES AND RISKS

As of December 31, 2025, the Partnership would be subject to termination fees of approximately $923 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology to support the Partnership's strategic initiatives, in addition to services for operations. As of December 31, 2025, the Partnership made no such decision to terminate these services. Termination fees for contracts already in force will decrease over the corresponding contract periods, which generally expire within the next three to five years.

As of December 31, 2025, the Partnership has a revolving line of credit available (see Note 8).

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

Cash balances held at various major U.S. financial institutions, which typically exceed FDIC insurance coverage limits, subject the Partnership to a concentration of credit risk. Additionally, EJ Canada may also have cash deposits in excess of the applicable insured amounts. The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts. The Partnership has credit exposure to government and agency securities through its investments segregated under federal regulations and collateral held for resell agreements. The Partnership's primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure to government and agency credit risk in the event of the counterparty's default on the resell agreements (see Note 1).

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

Securities Class Action. On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California. The lawsuit originally was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client dollars from commission-based accounts to fee-based programs. The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages. In 2019, the district court granted defendants' motion to dismiss in its entirety but permitted plaintiffs to amend their claims. The court subsequently granted defendants' motion to dismiss plaintiffs' amended claims. Plaintiffs appealed the district court's dismissal of certain of their state law claims, and the U.S. Court of Appeals for the Ninth Circuit reversed the district court's dismissal of those claims. In early 2022, following remand by the Court of Appeals, the district court granted defendants' renewed motion to dismiss related to plaintiffs' remaining state law claims, but permitted plaintiffs to amend their claims. Defendants filed two motions to dismiss the amended claims, both of which were denied. In September 2023, plaintiffs moved for class certification, and Edward Jones moved for summary judgment on the plaintiffs' individual claims. On September 9, 2024, the district court granted Edward Jones' motion for summary judgment and denied plaintiffs' motion for class certification as moot. Plaintiffs appealed and the parties were scheduled for oral arguments before the Court of Appeals on November 14, 2025. On November 21, 2025, the Court of Appeals affirmed the district court’s dismissal of the action in full and the judgment became final on December 22, 2025.

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a then-current financial advisor as a putative collective action alleging gender discrimination under the Fair Labor Standards Act, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 ("Title VII") alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. On March 31, 2023, the district court denied the motion to dismiss and lifted the stay of proceedings. Edward Jones and JFC filed an answer to the amended complaint on April 17, 2023. Discovery related to collective and class certification closed on June 20, 2025. The expert discovery phase closes on March 6, 2026. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. In June 2023, the district court granted in part and denied in part the defendants' motion to dismiss, permitting the plaintiff's EPA claim and related state-law claim to proceed in connection with only one of the roles she held during her employment by the firm, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. In May 2025, the district court granted plaintiff's motion to amend the complaint to reallege pay discrimination with regard to both roles plaintiff held during her employment with the firm, as well as the previously dismissed Title VII disparate impact claim. Plaintiff’s amended complaint maintains similar putative collective and class definitions to include all female home office associates in any role. On May 27, 2025, Edward Jones filed its answer and affirmative defenses to the amended complaint. Edward Jones also filed a motion to dismiss on personal jurisdiction grounds, and that motion remains pending. Phase I fact discovery closed on May 28, 2025. In June 2025, plaintiff filed a motion for sanctions, alleging a failure to produce ordered documents. On July 23, 2025, the district court granted plaintiff's motion. Edward Jones filed a motion for reconsideration which was granted on September 9, 2025. The expert discovery phase closes on June 5, 2026. Class certification and Summary Judgment briefs

PART II

Item 8. Financial Statements and Supplementary Data, continued

are scheduled for completion by September 25, 2026. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a loss to the extent that the amount of such loss can be reasonably estimated. This liability represents the Partnership’s estimate of the probable loss as of December 31, 2025, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $28 as of December 31, 2025. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of December 31, 2025 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 15 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada. The accounting policies of the segments, including how revenues are derived, are the same as those described in Note 1 – Summary of Significant Accounting Policies. Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership's Canada operations, which primarily occur through a non-guaranteed subsidiary of the Partnership. For computation of Canada segment information, the Partnership does not eliminate intercompany items, such as management fees paid to affiliated entities. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. The Chief Operating Decision Maker ("CODM") is the Managing Partner of JFC.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31:

	U.S.			Canada			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net revenue	$17,224	$15,561	$13,409	$476	$443	$389	$17,700	$16,004	$13,798
FA compensation and benefits	6,778	6,035	5,069	191	173	149	6,969	6,208	5,218
Home office operating expense	3,360	3,019	2,927	113	98	94	3,473	3,117	3,021
Branch office operating expense	2,386	2,195	2,046	72	67	63	2,458	2,262	2,109
Variable compensation	2,652	2,386	1,798	58	50	40	2,710	2,436	1,838
Operating expenses	15,176	13,635	11,840	434	388	346	15,610	14,023	12,186
Income before allocations	$2,048	$1,926	$1,569	$42	$55	$43	$2,090	$1,981	$1,612

Income before allocations margin	11.8%	12.2%	11.5%	8.9%	12.3%	11.0%	11.7%	12.2%	11.4%
Net interest and dividends revenue	$825	$906	$841	$40	$45	$44	$865	$951	$885
Depreciation and amortization	$713	$608	$552	$19	$16	$15	$732	$624	$567
Total assets	$29,124	$27,837	$26,926	$1,384	$1,127	$1,077	$30,508	$28,964	$28,003

NOTE 16 – RELATED PARTIES

As of December 31, 2025, the Partnership leased approximately 13% of its branch office space from its financial advisors or their affiliates. The associated lease right-of-use assets and lease liabilities included in the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024 were $157 and $160, and $124 and $125, respectively. Lease cost related to these leases was $57, $48 and $45 for the years ended December 31, 2025, 2024, and 2023, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties. See Note 2 for additional information about the Partnership's leases.

Olive Street has primary responsibility for setting the overall investment strategies and selecting and managing sub-advisers of the Money Market Fund and BB Trust, subject to the review and approval of the Money Market Fund's Board of Trustees and BB Trust's Board of Trustees, respectively. Olive Street provides investment advisory services to the Money Market Fund and the twelve sub-advised mutual funds comprising the BB Trust, which are offered to clients of Edward Jones. Olive Street has contractually agreed to reimburse fund operating expenses to the extent necessary to limit the annual operating expenses of the Money Market Fund. For the years ended December 31, 2025, 2024, and 2023, Olive Street earned $64, $60 and $57, respectively, in investment management fees from the Money Market Fund, respectively, with no waived fees. The investment adviser fee revenue earned by Olive Street from the BB Trust, included within asset-based fee revenue in the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income. The total amounts recognized for the years ended December 31, 2025, 2024, and 2023 were $352, $305 and $260, respectively.

Edward Jones earns certain fees from the Money Market Fund, some or all of which may be voluntarily waived. For the year ended December 31, 2025, 2024 and 2023, Edward Jones earned total fees of $155, $145 and $136, net of waived fees of $44, $43 and $42, respectively. Edward Jones waived fees to limit the Money Market Fund's annual operating expenses, as well as to maintain a positive client yield in those years.

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral	Net amount
2025	$687	$-	687	—	(687)	$—
2024	$1,390	$-	1,390	—	(1,390)	$—

NOTE 18 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31:

	2025	2024	2023
Cash paid for interest	$197	$255	$282
Cash paid for taxes	$41	$12	$33

Non-cash activities:
Issuance of general partner interests through partnership loans in current year	$321	$270	$319
Repayment of partnership loans through distributions from partnership capital in current year	$310	$193	$157
Declared distributions for retired partnership capital in current year but unpaid at year end(1)	$642	$182	$140

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

The following table reconciles certain line items in the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance in the Consolidated Statements of Cash Flows for the years ended December 31:

	2025	2024	2023
Cash and cash equivalents	$3,782	$2,273	$1,645

Cash and investments segregated under federal regulations	14,069	15,112	15,565
Less: Investments segregated under federal regulations	9,471	11,035	11,393
Restricted cash	4,598	4,077	4,172

Total cash, cash equivalents and restricted cash	$8,380	$6,350	$5,817

Restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Exchange Act.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 19 – SUBSEQUENT EVENT

In February 2026, the Utah Department of Financial Institutions and the FDIC conditionally approved the Partnership's application to establish Edward Jones Bank as a Utah-chartered and FDIC-insured industrial bank headquartered in the Salt Lake City, Utah, area.

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of December 31, 2025, the Partnership was composed of 33,160 individual partners, many of whom hold more than one type of partnership interest. Of those individuals, as of December 31, 2025, 516 were general partners, 33,079 were Class A limited partners, 757 were subordinated limited partners and 2,664 were Profits Interests holders.

Managing Partner. Under the terms of the Partnership Agreement, the Managing Partner has the primary responsibility (subject to the Partnership Agreement) to manage the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership’s business. Under the terms of the Partnership Agreement, the Managing Partner's powers include, but are not limited to, the power to admit and dismiss general partners and the power to adjust the proportion of their respective interests in the Partnership, subject to the ELT's authority to override the same. The Managing Partner is subject to a single term limit ending on the earlier of the 10-year anniversary of the Managing Partner's appointment date or the end of the fiscal year of the Managing Partner's 65th birthday. Additionally, the Managing Partner may be removed by a majority vote of the ELT (as discussed below) or a vote of the general partners holding a majority of the voting power of all general partners. If at any time the office of the Managing Partner is vacant, the ELT will succeed to all the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the ELT. The Partnership, under the leadership of the Managing Partner provides management and administrative services to JFC’s operating subsidiaries pursuant to services agreements.

Enterprise Leadership Team. The ELT consists of the Managing Partner and 5 to 15 additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. Under the terms of the Partnership Agreement, the Managing Partner designates members of the ELT to be the executive officers of the Partnership. For the year ended December 31, 2025, all members of the ELT were designated as executive officers. As of January 1, 2026, the Managing Partner has designated the following as executive officers: Penny Pennington, David Chubak, Keir Gumbs, David Gunn, Kristin Johnson and Andrew Miedler. The purpose of the ELT is to provide counsel and advice to the Managing Partner in discharging their functions. The ELT's responsibilities include the authority to set the Firm's strategic direction, steward financial and talent resources, maintain effective governance and make decisions to advance long-term performance in alignment with the Firm's purpose, impact areas and core values. In addition, the ELT is responsible for overseeing the design and effectiveness of the Firm's enterprise-wide risk governance framework and alignment of material risks with the ELT approved risk appetite. ELT members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority of the voting power of all general partners. The Partnership has a Code of Ethical Conduct, which can be found at https://www.edwardjones.com/sites/default/files/dam/cknm20nezn/ej-240311_code-of-conduct_external_us.pdf?msockid=24a5e2adf7186d4e0f80f403f6246c3a, that applies to all associates and principals, including ELT members, which affirms the Partnership's values and beliefs and sets the direction for how the Partnership's associates and principals engage with each other and their clients. As of February 27, 2026, the ELT was composed of Penny Pennington, Managing Partner (Chair), Kenneth Cella, Jr., Head of External Affairs, David Chubak, Head of Wealth Management and Field Management, Keir Gumbs, Chief Legal Officer, David Gunn, Head of U.S. and Canada Business Units, Tina Hrevus, Chief of Staff, Kristin Johnson, Chief Operating Officer, Hasan Malik, Chief Strategy Officer, Suzan McDaniel, Chief Human Resources Officer, Andrew Miedler, Chief Financial Officer and Head of Digital, Data and Emerging Segments and Hema Widhani, Chief Experience, Brand and Marketing Officer.

The following table is a listing as of February 27, 2026 of the Partnership's executive officers, the year in which each executive officer became a general partner and each of their areas of responsibility. Under the terms of the Partnership Agreement, all general partners, including the Managing Partner and other members of the ELT, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65. There are no familial relationships among the Partnership's executive officers.

		Enterprise	General
Name	Age	Leadership Team	Partner	Area of Responsibility
Penny Pennington	62	2014	2006	Managing Partner
Andrew Miedler	48	2021	2011	Chief Financial Officer and Head of Digital, Data and Emerging Segments
David Chubak	45	2022	2022	Head of Wealth Management and Field Management
Keir Gumbs	51	2024	2023	Chief Legal Officer
David Gunn	53	2022	2008	Head of U.S. and Canada Business Units
Kristin Johnson	54	2019	2006	Chief Operating Officer

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

The executive officers' biographies are below.

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019. She held a number of senior leadership roles in key divisions prior to becoming Managing Partner. She led the Client Strategies Group, the New Financial Advisor Training department, Branch Office Administrator Development department and Branch and Region Development division. Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia. Ms. Pennington is an active member of the St. Louis community, serving on the boards of the Donald Danforth Plant Science Center, the Washington University in St. Louis Board of Trustees, Greater St. Louis, Inc. and the James McDonnell Foundation.

Andrew Miedler, Chief Financial Officer and Head of Digital, Data and Emerging Segments – Mr. Miedler joined the Partnership in 2002 in the Equity Research department as an analyst, was named a general partner in 2011 and has served as Chief Financial Officer since November 2021, responsible for the performance of the Finance Division. Before becoming Chief Financial Officer, Mr. Miedler was responsible for the Packaged Products and Capital Markets areas of Product Review. He joined the Finance division in 2014 and became Finance division leader in 2020. In 2025, he was also named Head of Digital, Data and Emerging Segments, responsible for the Partnership's overall technology, digital and data leadership, and vision and strategy for the Partnership's emerging segments. Mr. Miedler holds a Chartered Financial Analyst designation and earned his bachelor's and master's degrees from the University of Missouri-Columbia.

David Chubak, Head of Wealth Management and Field Management – Mr. Chubak joined Edward Jones in 2022 as a general partner and Head of the U.S. Business Unit. In 2023, he assumed responsibility for leading the Branch Development division and in 2025 assumed responsibility for the Wealth & Field Management division. Prior to joining the Partnership, Mr. Chubak spent nearly a decade at Citigroup, most recently serving as the CEO of Citigroup's Retail Bank, where he led all retail channels, as well as product management, segments and risk management. Mr. Chubak is a graduate of New York University School of Law and earned his bachelor's degree from Columbia University.

Keir Gumbs, Chief Legal Officer – Mr. Gumbs joined Edward Jones in 2023 and was named a general partner in 2024. As Chief Legal Officer Mr. Gumbs has responsibility for leading Legal, Compliance and Enterprise Risk. Prior to joining the Partnership, Mr. Gumbs was Chief Legal Officer for Broadridge Financial Solutions for more than two years, responsible for overseeing its Legal, Compliance and Physical Security teams and co-leading Regulatory and Government Affairs. Prior to his experience at Broadridge Financial Solutions, he spent three years at Uber Technologies, Inc., most recently serving as the Vice President, Deputy General Counsel and Deputy Corporate Secretary. Mr. Gumbs is a graduate of University of Pennsylvania School of Law and earned his bachelor's degree from The Ohio State University.

David Gunn, Head of U.S. and Canada Business Units – Mr. Gunn joined the Partnership in 2000 and was named a general partner in 2008. He has served as President of EJ Canada, leading the Firm's Canada Business Unit since 2018 and, in 2025, assumed responsibility for leading the Firm's U.S. Business Unit. He began his career with the Firm as a financial advisor, has held leadership roles at the Firm's headquarters in St. Louis, and later led Financial Advisor Talent Acquisition in Canada. Mr. Gunn earned a bachelor's degree from Queen's University in Kingston, Ontario and an MBA from Northwestern University.

Kristin Johnson, Chief Operating Officer – Ms. Johnson joined the Partnership in 1995 and was named a general partner in 2006. Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for CSTPs. Ms. Johnson served as the Firm's Chief Human Resources Officer between 2019 and September 2022 and Chief Transformation Officer between 2022 and June 2025. She became the Firm's Chief Operating Officer in 2025. Ms. Johnson earned her bachelor's degree from the University of Illinois, a master's degree in information management from Webster University and completed Washington University's executive MBA program.

Audit & Risk Committee. Pursuant to its charter, the Audit & Risk Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Partnership's independent auditors. Additionally, the Audit & Risk Committee is responsible for assisting the Managing Partner and the ELT with, among other things, reviewing the Partnership’s financial statements and related disclosures prior to filing, overseeing the integrity of the Partnership's financial reporting process and the Partnership’s internal control structure including the financial reporting control requirements of

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), overseeing the performance of the Partnership's Internal Audit division, overseeing the management of the Partnership's enterprise risk profile and ensuring the Firm's significant risks are identified, assessed and managed appropriately, and overseeing the Partnership's cybersecurity and information security programs.

As of February 27, 2026, the Audit & Risk Committee was comprised of Keir Gumbs, Chair, Penny Pennington, David Chubak, David Gunn, Hasan Malik and independent members of the committee Jeffrey Bierman and Sandra Pundmann, both of whom the ELT has determined to be independent as described in the Audit & Risk Committee Charter. The Managing Partner has also determined that Mr. Bierman qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, as those qualifications are interpreted by the ELT. Members of the Audit & Risk Committee are appointed by the Managing Partner, in consultation with the ELT.

Independent members serve for a six-year term, internal members serve for an indefinite term and all members may be removed by the Managing Partner.

Other Committees. The Partnership does not maintain a nominating committee or similar body. Consistent with the Partnership Agreement, the Managing Partner retains exclusive authority to appoint, remove and reconstitute the ELT. Therefore, the responsibilities typically assigned to a nominating committee, such as identifying and evaluating individuals for service in board or board‑equivalent capacities, are carried out directly by the Managing Partner, in consultation with the ELT as appropriate.

Similarly, the Partnership does not maintain a compensation committee. The Managing Partner and ELT directly oversee and approve compensation policies and decisions, including those for senior leaders, ELT members, and executive‑level personnel. In performing these responsibilities, the Managing Partner and ELT consider a range of factors including Partnership performance, competitive compensation data, individual contributions, and long‑term enterprise objectives.

As required under Item 407(e), because no compensation committee exists, any required disclosures regarding compensation‑related decision‑making, interlocks, or insider participation apply to the Managing Partner and the ELT collectively.

Pursuant to the Partnership Agreement, the Managing Partner and ELT have established an Investment Committee. The Investment Committee plays a key role in the allocation of Partnership capital by evaluating capital proposals within defined thresholds, reviewing strategic investment opportunities, and helping ensure well-informed and structured investment decision making in alignment with enterprise strategy. The Investment Committee is comprised of Andrew Miedler, Chair, Penny Pennington, David Gunn, Kristin Johnson, Hasan Malik, and three additional general partners. Members of the Investment Committee are appointed by the Managing Partner, in consultation with the ELT.

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The identification and ongoing management of the Partnership’s risks is critical to its long-term business success and related financial performance.

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement. The Managing Partner is ultimately responsible for the Partnership's risk management. The Managing Partner has designated the ELT as having responsibility for overseeing the design and effectiveness of the Firm's enterprise-wide risk governance framework. As part of its risk oversight responsibilities, the ELT reviews and approves the Firm's risk appetite statement and oversees alignment of material risks with the ELT approved risk-appetite. The ELT also provides oversight of the Firm's cybersecurity risk management program and data-related risks. Further, the Managing Partner and ELT have assigned the Audit & Risk Committee responsibility to assist in overseeing management of the Firm's enterprise risk profile, monitoring the ongoing performance, health and resourcing of the Firm's Enterprise Risk Management ("ERM") framework. The ERM framework includes, among other things, policies, standards, processes, reporting mechanisms, and governance structures, reviewing and challenging the Firm's risk appetite statement and approving associated risk tolerance thresholds, monitoring key risk metrics, and reviewing and monitoring the Firm's cybersecurity risk management program. Additionally, the Audit & Risk Committee is responsible for reviewing Internal Audit reports on the

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

assessment of the Partnership's control environment and overseeing key risk areas related to financial controls. The Partnership's Chief Risk Officer is responsible to the Chief Legal Officer, a member of the ELT.

The Partnership's management-level Enterprise Risk Management Committee ("ERMC") is co-Chaired by the Partnership's Chief Risk Officer and Head of ERM and meets at least six times per year. The ERMC is co-sponsored by the Chief Financial Officer and the Chief Legal Officer, both members of the ELT. The ERMC membership includes leaders of divisional and functional risk and control functions to provide coverage of significant risks to the Partnership. The ERMC assists the Managing Partner, the ELT and the Audit & Risk Committee in fulfilling their oversight responsibilities regarding enterprise risk management of the Firm, the governance structure supporting it and the Firm's risk profile. The ERMC supports the firmwide approach to risk management and exercises delegated authority to review, approve and monitor risk management policies, frameworks and programs.

In addition to the committees discussed above, through their day-to-day activities, the ERM department and risk teams embedded in Partnership divisions and functions also support the Managing Partner, ELT and Audit & Risk Committee in their ongoing risk management responsibilities, by maintaining and implementing risk frameworks, standards, processes and activities to facilitate enterprise-wide execution. ERM, divisional and functional risk management teams and Internal Audit support partners and associates with identifying, assessing, managing, monitoring, and reporting on risks in their business segments and functional capabilities. All associates are encouraged to speak up when they see something that is causing or could cause harm to the Partnership's clients, communities, colleagues, business, operations, or reputation.

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

Operational Risks

There is an element of operational risk inherent within all of the Partnership’s business activities arising from technology, external threats, internal processes, associates and third-party relationships. The Partnership's business model is dependent on complex internal information technology systems, and those of third parties the Partnership relies on, and there is a degree of exposure to systems failure and security incidents, particularly with legacy infrastructure. The Partnership is also dependent upon third parties to provide tools that support branch teams' interactions with clients. The Partnership's Chief Information Officer and Chief Information Security Officer are responsible for enhancing our technological systems for business operations and improving information security policies and standards, respectively. A business resiliency program has been established to respond to business disruptions of varying severities. The Partnership and its third-party vendors have data centers in several regions of the United States. The Partnership's data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses.

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

Financial Risks

Credit Risk is the risk that third parties who owe the Partnership money, securities or other assets will not meet their obligations. The Partnership is subject to credit risk due to the very nature of the transactions it processes for its clients. To manage this risk, the Partnership limits certain client transactions by, in some cases, requiring payment at the time or in

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

advance of a client transaction being accepted. The Credit Review Committee receives monthly reports and attends quarterly meetings on key loan statistics to assess and monitor the Firm's credit risk and inform Credit Policy decisioning. The Credit Team assists in managing the Partnership's credit risk arising out of the client margin loans it offers by limiting the amount and controlling the quality of collateral held in the client’s account against those loans. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans upon issuance in accordance with Federal Reserve Board Regulation T and throughout the life of the loan in accordance with FINRA Rule 4210. In the event of a decline in the market value of the securities in a margin account, the Partnership requires the client to deposit additional securities or cash (or to sell a sufficient amount of securities) so that, at all times, the loan to the client is no greater than 65% of the value of the securities in the account, which is a more stringent requirement than FINRA Rule 4210.

The Partnership also has credit exposure with counterparties as a result of its ongoing, routine business activities. This credit exposure can arise from the settlement of client transactions, related failures to receive and deliver, or the Partnership’s investing activities with other financial institutions. The Partnership's Treasury and Banking Business Unit departments manage relationships with financial institutions where these business activities occur and monitor exposure to such counterparties on a regular basis to minimize the Firm's risk of loss related to such exposure.

Market Risk is the risk associated with the declining value of investment securities as a result of fluctuations in interest rates, security prices or overall market conditions. The Partnership's investment securities are primarily held to generate income and assist in the management of Firm liquidity. The Treasury Department monitors and manages Firm investments that are primarily in government and agency obligations, which are highly liquid, low-risk investments that help reduce exposure to declines in market value from market volatility.

Liquidity Risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership. The Partnership's Treasury Department continually evaluates and monitors the impact of the Firm's business activities on liquidity and financial condition. The objective of the Partnership's liquidity management policies is to support the successful execution of business strategies while maintaining ongoing and sufficient liquidity. Additionally, the Partnership conducts regular liquidity stress testing to develop a consolidated view of liquidity risk exposures and to develop strategies to maintain sufficient liquidity during market-related or Firm-specific liquidity stress events.

Interest Rate Risk is the Partnership's exposure to risk from changes in interest rates. The Treasury Department actively manages the Partnership's short-term investments to maximize interest revenue while managing liquidity risks. The Partnership continues to evaluate its cash management strategy, including evaluating relationships with current and prospective financial institutions and identifying opportunities to further reduce the negative impact of changes in interest rates on revenue from certain cash solutions products.

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

The Partnership has established, through its overall compliance program, a variety of policies, procedures and a system of internal controls (including written supervisory procedures) designed to manage the risk of non-compliance by home office and branch associates and mitigate legal and compliance risks. As a normal course of business, new accounts and client transactions are reviewed daily, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. To minimize the risk of regulatory non-compliance, each branch office is subject to an annual branch audit, to review the financial advisor’s business and competency. Additionally, certain branches are visited or monitored regularly by field supervision directors to assure reasonable compliance. The Partnership’s Compliance department works with other

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies. The Partnership also has established privacy policies to comply with privacy rules and regulations and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer. The Partnership has specific controls related to prevention of fraud and money laundering and provides initial as well as annual training to help mitigate regulatory risks. The Partnership also has an anonymous ethics hotline to report other suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit department receives ethics hotline reports from a third-party provider, and the Legal and/or Human Capital departments, as appropriate, investigate reports as they are received.

In light of the Partnership’s business, the Partnership has adopted policies and procedures for all of its partners and associates designed to promote compliance with applicable securities laws, known as “insider trading” laws, which prohibit persons who receive or become aware of material non-public information about other companies from trading in such other companies’ securities or providing material non-public information to others who may trade in the such other companies’ securities on the basis of that information. There is no established public trading market for any of the partner interests in the Partnership and their sale, pledge, exchange, assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given) pursuant to the terms of the Partnership Agreement. As a result of the foregoing, the Partnership has not adopted an additional insider trading policy governing the purchase, sale, and/or other dispositions of any interest in the Partnership.

Strategic Risk

The Partnership seeks to address its strategic risks, most notably competition for clients and personnel in light of the evolving financial services industry and generational wealth transfer, changing client demographics, preferences and values, technology, artificial intelligence, and regulatory changes, through its initiatives to deliver enhanced value and impact for millions of current and potential clients, colleagues and communities. The Partnership is continuing to make significant investments to attract and retain qualified talent and offers a competitive compensation program and employee benefits for financial advisors, CSTPs and home office associates that promote a long-term career, financial security and well-being. Firm leaders manage the execution of the Partnership's projects and initiatives through planning, goal setting, testing and monitoring to support successful implementation of its strategic initiatives and investments.

PART III

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership’s compensation program allocates net income to general partners, including executive officers, primarily based upon their general partner ownership interests in the Partnership. As general partners, executive officers benefit annually from the net income of the Partnership through current cash distributions from short-term results and from having an opportunity to continue to share in the long-term profitability of the organization. By owning general partner interests, executive officers are encouraged to balance short-term and long-term results of the Partnership as they have a significant amount of capital at risk. Also, by sharing in any annual operating loss of the Partnership, all general partners, including executive officers, have a direct incentive to manage risk and focus on the short- and long-term financial results of the Partnership.

Compensation Components

The named executive officers’ compensation components are the same as the Partnership's other general partners. The components consist of base salary, deferred compensation, and allocations of Partnership net income. Named executive officers do not receive bonuses, stock awards, option awards, non-equity incentive plan compensation, or any other elements other than those disclosed below related to their capital ownership interest in the Partnership.

Salary – Each named executive officer receives an amount of fixed compensation in the form of annual salary. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure. Because the Partnership’s principal compensation of named executive officers is from allocations of Partnership net income, it does not benchmark the compensation of its named executive officers with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its named executive officers. Each named executive officer in 2025 received an annual salary ranging from $175,000 to $250,000.

Deferred Compensation – Each named executive officer is a participant in the Partnership’s profit sharing and 401(k) plan, a qualified deferred compensation plan, which also covers all eligible general partners and service partners of the Partnership and associates of the Partnership’s subsidiaries. Each named executive officer receives contributions based upon the overall profitability of the Partnership. Contributions to the plan are made annually at the discretion of the Partnership and have historically been determined based on approximately 24% of the Partnership’s net income before allocations. Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings. The plan is a tax-qualified retirement plan.

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the named executive officers, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners, Class A limited partners and Profits Interest holders pursuant to the Partnership Agreement. Of the Partnership’s net income allocated to general partners, including the named executive officers, 92% is allocable based upon their respective general partner ownership interests in the Partnership. General partner ownership interests are set at the discretion of the Managing Partner. General partner ownership interests held by each named executive officer for each applicable year ranged from 1.10% to 1.90% in 2025, 0.45% to 2.10% in 2024, and 0.36% to 2.25% in 2023. The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the ELT. Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and limited partners, including the applicable named executive officers, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership. In addition, Class A limited partners receive the 7 1/2% Payment pursuant to the Partnership Agreement. Subordinated limited partner ownership interests, limited partner ownership interests and Profits Interest ownership are set at the discretion of the Managing Partner. Named executive officers are not eligible to hold Profits Interests.

PART III

Item 11. Executive Compensation, continued

Summary Compensation Table

The following table identifies the compensation of the Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the four other most highly compensated executive officers for 2025 based on total compensation (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
Penny Pennington	2025	$250,000	$16,555	$27,775,453	$28,042,008
CEO	2024	250,000	17,354	28,794,590	29,061,944
	2023	250,000	15,774	24,858,188	25,123,962
Andrew Miedler	2025	$175,000	$16,555	$21,068,692	$21,260,247
CFO and Head of Digital, Data and	2024	175,000	17,354	18,508,900	18,701,254
Emerging Segments	2023	175,000	15,774	14,367,893	14,558,667
Kenneth Cella, Jr.(2)	2025	$175,000	$16,555	$21,503,497	$21,695,052
General Partner - Head of External	2024	175,000	17,354	22,081,290	22,273,644
Affairs	2023	175,000	15,774	19,090,557	19,281,331
David Chubak	2025	$175,000	$16,555	$18,846,051	$19,037,606
General Partner – Head of Wealth Management and Field Management
Kristin Johnson	2025	$175,000	$16,555	$21,060,469	$21,252,024
General Partner – Chief Operating Officer	2024	175,000	17,354	19,821,936	20,014,290
	2023	175,000	15,774	16,569,266	16,760,040
Francis LaQuinta (3)	2025	$175,000	$16,555	$20,256,074	$20,447,629
General Partner – Former Head of	2024	175,000	17,354	19,820,743	20,013,097
Digital, Data and Operations	2023	175,000	15,774	18,240,705	18,431,479

(1)
Income allocated to partners includes allocations from general partner, subordinated limited partner and Class A limited partner capital ownership interests in the Partnership.
(2)
Mr. Cella remains a member of the ELT but was not designated as an executive officer of the Partnership as of January 1, 2026.
(3)
Mr. LaQuinta transitioned from the ELT as of June 1, 2025 and retired from the Partnership as of December 31, 2025.

Potential Payments Upon Termination or Change-in-Control

Our named executive officers are not party to any agreements that provide for cash severance or supplemental benefits upon termination of employment or a change in control.

Under the Partnership Agreement, and subject to certain limitations that may be waived or modified at the Managing Partner’s discretion, a general partner—including each named executive officer—may voluntarily withdraw from the Partnership, or may be subject to mandatory withdrawal, which in either case results in a return of their general partner capital contribution through the redemption of their general partner interests in the Partnership. In the discretion of the Managing Partner, which may consider factors such as a withdrawing general partner’s age, performance, and tenure as a general partner, a withdrawing general partner may be permitted to convert some or all of the withdrawing general partner’s capital to subordinated limited partnership capital rather than redeem it for cash. Upon a general partner’s withdrawal (including by resignation or retirement), the aggregate value of cash distributed and subordinated limited partner interests issued shall equal the withdrawing general partner’s general partner adjusted capital contribution as of the applicable valuation date. Under the terms of the Partnership Agreement, a general partner's capital is required to be redeemed by the Partnership in the event of the general partner's death or disability (as described in the Partnership Agreement).

The Managing Partner may cause the withdrawal of a partner, including general partners and subordinated limited partners, based on factors such as conduct that negatively impacts the Partnership, including competition with the Partnership’s business, talent, or clients, or disparagement of the Partnership or its partners or employees. The Partnership Agreement

PART III

Item 11. Executive Compensation, continued

specifies the timing and form of redemption payments, which vary based on the circumstances of withdrawal, death or disability, and may be subject to any Deferral Period (as defined in the Partnership Agreement) that applies to that partner.

General partner ownership interests held by each named executive officer ranged from 1.10% to 1.90% of all general partnership capital as of December 31, 2025. Total general partner capital as of December 31, 2025 was $2,093 million. No named executive officer, other than Mr. LaQuinta, owned subordinated limited partnership interests as of December 31, 2025. Each named executive officer holding limited partnership interests as of December 31, 2025 met the Partnership's requirements to continue to hold their limited partnership interests after retirement or resignation.

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

For 2025, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $123,918 and the annual total compensation of the Managing Partner was $28,042,008 or a ratio of 226. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on their annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 27, 2026, the ownership of Class A limited partner interests by each named executive officer in the Summary Compensation Table and the current executive officers as a group. Executive officers are not eligible to hold Profits Interests.

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Class A Limited Partner Interests	Penny Pennington	$27,000	*
Class A Limited Partner Interests	Andrew Miedler	$40,000	*
Class A Limited Partner Interests	Kenneth Cella Jr. (1)	$115,600	*
Class A Limited Partner Interests	David Chubak	$-	0%
Class A Limited Partner Interests	Kristin Johnson	$5,000	*
Class A Limited Partner Interests	Francis LaQuinta (2)	$-	0%

Class A Limited Partner Interests	All Current Executive Officers as a group (6 persons)	$143,000	*

* Each of the executive officers named in the Summary Compensation Table and the current executive officers as a group own less than 1% of the Class A limited partner interests outstanding.

(1) Mr. Cella remains a member of the ELT but was not designated as an executive officer of the Partnership as of January 1, 2026.

(2) Mr. LaQuinta transitioned from the ELT as of June 1, 2025 and retired from the Partnership as of December 31, 2025.

The following table shows as of December 31, 2025, the Interests that may be issued under the following equity compensation plans: (a) the 2025 Plan; and (b) the 2021 Plan.

Equity Compensation Plans Not Approved by Limited Partners(1)	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2025 Plan (Class B Limited Partner Interests)	N/A	N/A	1,400,000
2021 Plan (Class A Limited Partner Interests)	N/A	N/A	132,000

(1)
Under the terms of the Partnership Agreement, the Managing Partner has the right to adopt equity compensation plans without the approval of the limited partners.

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

Under the policy, the Partnership’s CFO or Chief Legal Officer will determine whether a transaction meets the requirements of a Related Person Transaction. Transactions that fall within the definition will be referred to the Audit & Risk Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit & Risk Committee will decide whether or not to approve such transaction and will approve only those transactions that it determines are in the best interest of the Partnership. If the Partnership’s CFO or Chief Legal Officer becomes aware of an existing transaction with a Related Person which has not been approved under this policy, the matter will be referred to the Audit & Risk Committee. The Audit & Risk Committee will evaluate all options available, including ratification, revision or termination of such transaction.

The Partnership maintains a policy permitting family members of certain associates and principals to be considered for employment, subject to defined limitations and controls designed to mitigate conflicts of interest. This policy limits circumstances in which related individuals may work together or maintain direct reporting relationships in specified roles

PART III

and responsibilities. As a result, family members of ELT members may, from time to time, be employed by the Partnership. The following summarizes family relationships with members of the Partnership’s ELT and their compensation as of December 31, 2025, which was paid consistently with the compensation programs provided to other financial advisors of the Partnership:

Penny Pennington is the Partnerships' Managing Partner, a member of the ELT, and an executive officer. Ms. Pennington's son-in-law, Nicholas Davis, is a financial advisor with the Partnership and earned approximately $372 thousand during 2025. Mr. Davis does not report directly to Ms. Pennington. This relationship was ratified by the Audit & Risk Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees rendered by the Partnership's independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2025	2024
Audit fees	$3,430	$3,264
Audit-related fees(1)	2,064	1,399
Tax fees(2)	289	430
Other(3)	2	2
Total fees	$5,785	$5,095

(1)
Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, system implementation control readiness assessment in 2025 and consultations concerning financial accounting and reporting standards.
(2)
Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)
Other includes fees for non-audit services related subscriptions, including software licenses.

The Audit & Risk Committee pre-approved all audit and non-audit related services in fiscal years 2025 and 2024. No services were provided under the de minimis fee exception to the Audit Committee pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	45

		Report of Independent Registered Public Accounting Firm	46

		Consolidated Statements of Financial Condition as of December 31, 2025 and 2024	48

		Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023	49

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	50

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2025, 2024, and 2023	51

		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	52

		Notes to Consolidated Financial Statements	53

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2025 and 2024	90

		Parent Company Only Condensed Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	91

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	92

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

3.2	**	Twenty-Third Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated January 20,2026.
3.3	**	First Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated February 19, 2026.
4.1	**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended, of The Jones Financial Companies, L.L.L.P.
4.2	**	Description of Securities Registered Pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as Amended, of The Jones Financial Companies, L.L.L.P.
10.1	*

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

The Jones Financial Companies, L.L.L.P. 2025 Class B Limited Partnership Interest Purchase Plan, incorporated by reference from Exhibit 4.2 to the Form S-8 Registration Statement (File No. 333-291417) filed on November 10, 2025. (Constitutes a management contract or compensatory plan or arrangement)

10.5	*

The Jones Financial Companies, L.L.L.P. 2026 Profits Interest Plan, incorporated by reference from Exhibit 4.2 to the Form S-8 Registration Statement (File No. 333-293301) filed on February 9, 2026. (Constitutes a management contract or compensatory plan or arrangement)

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
March 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 13, 2026
Penny Pennington	(Principal Executive Officer)

/s/ Andrew T. Miedler	Chief Financial Officer	March 13, 2026
Andrew T. Miedler	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2025	2024
ASSETS:

Cash and cash equivalents	$228	$295

Investment securities	90	114

Investment in and receivable from subsidiaries	5,049	4,621

Other assets	76	85

TOTAL ASSETS	$5,443	$5,115

LIABILITIES:

Accounts payable and accrued expenses	$641	$206

Partnership capital subject to mandatory redemption	$4,802	$4,909

TOTAL LIABILITIES	$5,443	$5,115

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in millions)	2025	2024	2023
NET REVENUE
Management fee income	$3,359	$3,135	$2,804
Subsidiary earnings	2,041	1,921	1,561
Other	50	62	57

Total revenue	5,450	5,118	4,422

Interest expense	130	131	132

Net revenue	5,320	4,987	4,290

OPERATING EXPENSES
Compensation and benefits	3,229	3,004	2,672
Other operating expenses	1	2	6

Total operating expenses	3,230	3,006	2,678

INCOME BEFORE ALLOCATIONS	$2,090	$1,981	$1,612

Allocations to partners	(2,090)	(1,981)	(1,612)

NET INCOME	$—	$—	$—
Other comprehensive income (loss):
Foreign currency translation	1	(9)	—
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATIONS	1	(9)	—

Allocations	1	(9)	—
TOTAL COMPREHENSIVE INCOME	$—	$—	$—

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	2,090	1,981	1,612
Foreign currency translation	1	(9)	—
Changes in assets and liabilities:
Investment in subsidiaries	(292)	(72)	(637)
Investment securities	24	5	(103)
Other assets	9	(4)	(13)
Accounts payable and accrued expenses	(25)	13	12
Net cash provided by operating activities	1,807	1,914	871

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in subsidiaries	(136)	(128)	(47)
Net cash used in investing activities	(136)	(128)	(47)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of partnership loans	60	43	58
Issuance of partner interests	73	76	638
Redemption of partner interests	(357)	(307)	(386)
Distributions from partnership capital	(1,514)	(1,460)	(1,193)
Net cash used in financing activities	(1,738)	(1,648)	(883)

Net (decrease) increase in cash and cash equivalents	(67)	138	(59)

CASH AND CASH EQUIVALENTS:

Beginning of year	295	157	216
End of year	$228	$295	$157

NON-CASH ACTIVITIES:

Issuance of general partner interests through partnership loans in current year	$321	$270	$319
Repayment of partnership loans through distributions from partnership capital in current year	$310	$193	$157
Declaration of distributions from subsidiary in current year but received after year end	$489	$721	$930
Declared distributions for retired partnership capital in current year but unpaid at year end	$642	$182	$140

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – REVENUE AND EXPENSE

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), has a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones made payments to the service partners of JFC on JFC's behalf for those services provided. This arrangement did not have an impact on net income for the years ended December 31, 2025, 2024, and 2023 but resulted in higher management fee income of $3.2 billion, $3.0 billion and $2.6 billion, respectively, offset by higher compensation expense of $3.2 billion, $3.0 billion and $2.6 billion, respectively.