Form 10-Q
period 2026-03-27
JONES FINANCIAL COMPANIES LLLP
filed 2026-05-07
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2026

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

As of April 24, 2026, 1,725,019 units of Class A limited partner interests were outstanding, each representing $1,000 of Class A limited partner capital, and $719,048,000 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the Class A limited partner interests or the limited partnership Profits Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	March 27, 2026	December 31, 2025
ASSETS:
Cash and cash equivalents	$2,625	$3,782
Cash and investments segregated under federal regulations	12,877	14,069
Securities purchased under agreements to resell	583	687
Receivables from:
Clients	5,577	5,369
Mutual funds, insurance companies and other	1,140	1,047
Brokers, dealers and clearing organizations	502	520
Securities owned, at fair value:
Investment securities	1,051	477
Inventory securities	48	54
Fixed assets, at cost, net of accumulated depreciation and amortization	1,796	1,759
Lease right-of-use assets	1,183	1,169
Other assets	1,629	1,575

TOTAL ASSETS	$29,011	$30,508

LIABILITIES:
Payables to:
Clients	$17,844	$18,605
Brokers, dealers and clearing organizations	118	95
Accrued compensation and employee benefits	2,887	3,600
Accounts payable, accrued expenses and other	1,560	2,190
Lease liabilities	1,226	1,216
	23,635	25,706
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,726	1,713
Subordinated limited partners	746	742
General partners	2,453	1,669
Total	4,925	4,124
Reserve for anticipated withdrawals	451	678
Total partnership capital and Profits Interests subject to mandatory redemption	5,376	4,802

TOTAL LIABILITIES	$29,011	$30,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 27, 2026	March 28, 2025
Revenue:
Fee revenue
Asset-based	$3,882	$3,294
Account and activity	187	186
Total fee revenue	4,069	3,480
Trade revenue	450	443
Interest and dividends	229	270
Other (loss) revenue, net	(30)	25
Total revenue	4,718	4,218
Interest expense	41	51
Net revenue	4,677	4,167
Operating expenses:
Compensation and benefits	3,279	2,890
Communications and data processing	317	267
Occupancy and equipment	167	163
Fund sub-adviser fees	101	84
Professional and consulting fees	62	61
Advertising	43	39
Other operating expenses	167	150
Total operating expenses	4,136	3,654

Income before allocations	541	513

Allocations:
Limited partners	68	71
Profits Interests	27	17
Subordinated limited partners	60	56
General partners	386	369
Net income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partner unit outstanding	$37.87	$38.89

Weighted average $1,000 equivalent limited partner units outstanding	1,728,647	1,736,683

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 27, 2026	March 28, 2025
Net income	$—	$—
Other comprehensive income:
Foreign currency translation	5	(5)
Comprehensive income (loss) before allocations	5	(5)

Allocations	5	(5)
Total comprehensive income	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 27, 2026 AND MARCH 28, 2025

(Unaudited)

(Dollars in millions)	Limited Partner Capital	Profits Interests	Subordinated Limited Partner Capital	General Partner Capital	Total
2026
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2025	$1,913	$25	$820	$2,044	$4,802
Reserve for anticipated withdrawals	(200)	(25)	(78)	(375)	(678)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2025	$1,713	$—	$742	$1,669	$4,124
Partnership loans outstanding, December 31, 2025	—	—	—	424	424
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2025	1,713	—	742	2,093	4,548
Issuance of partnership interests	20	—	39	308	367
Redemption of partnership interests	(7)	—	(35)	(27)	(69)
Net income allocations	68	27	60	386	541
Other comprehensive income allocations	1	—	1	3	5
Distributions	15	(1)	—	(21)	(7)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 27, 2026	1,810	26	807	2,742	5,385
Partnership loans outstanding, March 27, 2026	—	—	—	(9)	(9)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, MARCH 27, 2026	$1,810	$26	$807	$2,733	$5,376
Reserve for anticipated withdrawals	(84)	(26)	(61)	(280)	(451)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 27, 2026	$1,726	$—	$746	$2,453	$4,925

(Dollars in millions)	Limited Partner Capital	Profits Interests	Subordinated Limited Partner Capital	General Partner Capital	Total
2025
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2024	$1,926	$14	$794	$2,175	$4,909
Reserve for anticipated withdrawals	(199)	(14)	(73)	(422)	(708)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2024	$1,727	$—	$721	$1,753	$4,201
Partnership loans outstanding, December 31, 2024	—	—	—	473	473
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2024	1,727	—	721	2,226	4,674
Issuance of partnership interests	14	—	56	302	372
Redemption of partnership interests	(7)	—	(17)	(42)	(66)
Net income allocations	71	17	56	369	513
Other comprehensive loss allocations	—	—	(1)	(4)	(5)
Distributions	15	—	—	(23)	(8)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 28, 2025	1,820	17	815	2,828	5,480
Partnership loans outstanding, March 28, 2025	—	—	—	(625)	(625)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, MARCH 28, 2025	$1,820	$17	$815	$2,203	$4,855
Reserve for anticipated withdrawals	(86)	(17)	(55)	(291)	(449)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 28, 2025	$1,734	$—	$760	$1,912	$4,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 27, 2026	March 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	541	513
Foreign currency translation	5	(5)
Depreciation and amortization	194	164

Changes in assets and liabilities:
Investments segregated under federal regulations	1,503	465
Securities purchased under agreements to resell	104	406
Net payable to clients	(969)	(317)
Net receivable from brokers, dealers and clearing organizations	41	33
Receivable from mutual funds, insurance companies and other	(93)	(95)
Securities owned	(568)	(21)
Other assets	(57)	(64)
Lease liabilities	(94)	(90)
Accrued compensation and employee benefits	(713)	(692)
Accounts payable, accrued expenses and other	(629)	(201)
Net cash (used in) provided by operating activities	(735)	96

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(139)	(131)
Cash used in investing activities	(139)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	264	41
Issuance of partner interests	358	70
Redemption of partner interests	(69)	(66)
Distributions from partnership capital	(525)	(607)
Net cash provided by (used in) financing activities	28	(562)
Net decrease in cash, cash equivalents and restricted cash	(846)	(597)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,380	6,350
End of period	$7,534	$5,753

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership,” "JFC" or the "Firm"). The financial position of the Partnership’s subsidiaries in Canada as of February 28, 2026 and November 30, 2025 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three-month periods ended February 28, 2026 and 2025 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and the Partnership's operating subsidiary in Canada, Edward Jones (an Ontario limited partnership), is a registered investment dealer in Canada ("EJ Canada"). The Partnership is a leading financial services firm and conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the three-month periods ended March 27, 2026 and March 28, 2025, see Note 4 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

There have been no material changes to the Partnership's significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). The results of operations for the three-month period ended March 27, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three-month periods ended March 27, 2026 and March 28, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $94 and $90, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $105 and $98, respectively. As of March 27, 2026 and December 31, 2025, the weighted-average remaining lease term was five years for both periods and the weighted-average discount rate was 4.4% for both periods.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended
	March 27, 2026	March 28, 2025
Operating lease cost	$93	$88
Variable lease cost	20	19
Total lease cost	$113	$107

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

March 27, 2026
2026	$276
2027	326
2028	264
2029	191
2030	119
Thereafter	202
Total lease payments	1,378
Less: Interest	152
Total present value of lease liabilities	$1,226

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of March 27, 2026 and December 31, 2025, collateral held for receivables from clients was $7,912 and $7,224, respectively, and collateral held for securities purchased under agreements to resell was $591 and $697, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the allowance for credit loss was zero for each period.

As of March 27, 2026, December 31, 2025 and December 31, 2024, $1,091, $1,056 and $883, respectively, of the receivable from clients balance and $390, $368 and $377, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The allowance for credit loss for receivables from contracts with customers was zero as of March 27, 2026 and December 31, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 4 for segment information.

	Three Months Ended			Three Months Ended
	March 27, 2026			March 28, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,021	$68	$3,089	$2,496	$49	$2,545
Service fees	413	28	441	384	26	410
Cash solutions fees	135	—	135	145	—	145
Other asset-based fees	217	—	217	194	—	194
Total asset-based fee revenue	3,786	96	3,882	3,219	75	3,294
Account and activity fee revenue:
Shareholder accounting services fees	114	—	114	118	—	118
Other account and activity fee revenue	70	3	73	65	3	68
Total account and activity fee revenue	184	3	187	183	3	186
Total fee revenue	3,970	99	4,069	3,402	78	3,480
Trade revenue:
Commissions	381	14	395	370	14	384
Principal transactions	53	2	55	56	3	59
Total trade revenue	434	16	450	426	17	443
Total revenue from customers	4,404	115	4,519	3,828	95	3,923
Net interest and dividends and other revenue	144	14	158	219	25	244
Net revenue	$4,548	$129	$4,677	$4,047	$120	$4,167

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

	Three Months Ended			Three Months Ended
	March 27, 2026			March 28, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$4,548	$129	$4,677	$4,047	$120	$4,167
FA compensation and benefits	1,821	54	1,875	1,605	48	1,653
Home office operating expense	856	32	888	778	27	805
Branch office operating expense	606	19	625	568	17	585
Variable compensation	732	16	748	598	13	611
Operating expenses	4,015	121	4,136	3,549	105	3,654
Income before allocations	$533	$8	$541	$498	$15	$513

Income before allocations margin	11.6%	6.2%	11.5%	12.1%	12.8%	12.2%
Net interest and dividends revenue	$179	$9	$188	$206	$13	$219
Depreciation and amortization	$190	$4	$194	$159	$5	$164
Total assets	$27,507	$1,504	$29,011	$26,758	$1,222	$27,980

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. There have been no material changes to the Partnership's valuation methodologies since December 31, 2025. The Partnership records fractional shares at fair value in other assets with associated liabilities in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition. The liabilities are initially recorded at the dollar amount received from the clients, but the Partnership makes an election to record the liabilities at fair value. Changes in the fair value of the assets and liabilities offset in other revenue in the Consolidated Statements of Income, with no impact on income before allocations.

The Partnership did not have any assets or liabilities categorized as Level III during the three- and twelve-month periods ended March 27, 2026 and December 31, 2025, respectively. The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

	March 27, 2026
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$95	$—	$95
Money market funds	36	—	—	36
Total cash equivalents	$36	$95	$—	$131

Investments segregated under federal regulations:
U.S. treasuries	7,968	—	—	7,968
Total investments segregated under federal regulations	$7,968	$—	$—	$7,968

Securities owned:
Investment securities:
Government and agency obligations	$699	$—	$—	$699
Mutual funds(1)	344	—	—	344
Equities	8	—	—	8
Total investment securities	$1,051	$—	$—	$1,051

Inventory securities:
Municipal obligations	$—	$17	$—	$17
Equities	10	—	—	10
Mutual funds	9	—	—	9
Corporate bonds and notes	—	6	—	6
Certificates of deposit	—	4	—	4
Government and agency obligations	2	—	—	2
Total inventory securities	$21	$27	$—	$48

Other assets:
Client fractional share ownership assets	$1,087	$—	$—	$1,087

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,087	$—	$—	$1,087

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2025
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Money market funds	$107	$—	$—	$107
Certificates of deposit	—	95	—	95
Total cash equivalents	$107	$95	$—	$202

Investments segregated under federal regulations:
U.S. treasuries	$9,271	$—	$—	$9,271
Certificates of deposit	—	200	—	200
Total investments segregated under federal regulations	$9,271	$200	$—	$9,471

Securities owned:
Investment securities:
Mutual funds(1)	$393	$—	$—	$393
Certificates of deposit	—	75	—	75
Equities	9	—	—	9
Total investment securities	$402	$75	$—	$477

Inventory securities:
Municipal obligations	$—	$23	$—	$23
Equities	17	—	—	17
Certificates of deposit	—	6	—	6
Corporate bonds and notes	—	5	—	5
Mutual funds	2	—	—	2
Government and agency obligations	1	—	—	1
Total inventory securities	$20	$34	$—	$54

Other assets:
Client fractional share ownership assets	$1,118	$—	$—	$1,118

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,118	$—	$—	$1,118

(1)
The mutual funds balance consists primarily of securities held to economically hedge future liabilities for the non-qualified deferred compensation plan. The balance also includes a security held for regulatory purposes at the Trust Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership has historically made loans available to general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Enterprise Leadership Team ("ELT")), who elected to finance some or all of their Partnership capital contributions. The outstanding amount of Partnership loans is reflected as a reduction to total partnership capital.

The Partnership did not renew Partnership loans to existing general partners in 2026. Starting in 2026, any general partner who elects to finance some or all of their Partnership capital contributions for their general partner interest may elect to individually borrow funds via unsecured promissory notes payable to a third-party bank. As of December 31, 2025, the outstanding amount of Partnership loans was $424, however, the full loan balance was paid off in January 2026. During 2026, however, the Partnership expects to make loans available to new general partners who require financing. Those loans will expire at the end of 2026 and thereafter, the applicable general partners may elect to seek third-party bank financing consistent with other general partners. As of March 27, 2026, the outstanding amount of Partnership loans was $9 which will expire at the end of the year. Additionally, in 2026 the Partnership reduced the amount of general partner capital issued.

The minimum 7 1/2% annual return on the face amount of Class A limited partnership capital (the "7 1/2% Payment") was $32 and $33 for the three-month periods ended March 27, 2026 and March 28, 2025, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed Registration Statements on Form S-8 with the Securities and Exchange Commission ("SEC") on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests ("Profit Interests"), described in further detail in the Partnership's Twenty-Third Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated November 5, 2025 (the "Partnership Agreement") with the aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the Partnership's 2026 Profits Interest Plan (the "2026 Plan"), and $1,400 of Class B limited partner interests to be issued pursuant to the Partnership's 2025 Class B Limited Partner Interest Purchase Plan (the "2025 Plan"). Class B limited partners will only receive allocations and distributions based on the Partnership's net income and will not be entitled to the 7 1/2% Payment to which Class A limited partners are entitled under the Partnership Agreement.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	March 27, 2026	December 31, 2025
U.S.:
Net capital	$1,051	$1,042
Net capital in excess of the minimum required	$969	$963
Net capital as a percentage of aggregate debit items	25.6%	26.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	2.8%	9.5%

Canada:
Regulatory risk-adjusted capital	$103	$102
Regulatory risk-adjusted capital in excess of the minimum required	$102	$101

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

Gender and Race Discrimination Class Action. On March 9, 2022, Edward Jones and JFC were named as defendants in a lawsuit (Dixon, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri. The lawsuit was brought by a then current financial advisor as a putative collective action alleging gender discrimination under the Fair Labor Standards Act, and by a former financial advisor as a putative class action alleging race discrimination under 42 U.S.C. § 1981. On April 25, 2022, the plaintiffs filed an amended complaint reasserting the original claims with modified allegations and adding claims under Title VII of the Civil Rights Act of 1964 alleging race/national origin, gender, and sexual orientation discrimination on behalf of putative classes of financial advisors. The defendants filed a motion to dismiss on May 23, 2022, and on September 15, 2022, the court stayed further proceedings in the case pending a decision on the motion to dismiss. On March 31, 2023, the district court denied the motion to dismiss and lifted the stay of proceedings. Edward Jones and JFC filed an answer to the amended complaint on April 17, 2023. Discovery related to collective and class certification closed on June 20, 2025 and the expert discovery phase closed on March 6, 2026. In April 2026, plaintiffs moved for class certification and Edward Jones moved for summary judgment on all of the plaintiffs' individual claims. Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Class certification and Summary Judgment briefing is scheduled for completion by September 25, 2026. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a loss to the extent that the amount of such loss can be reasonably estimated. This liability represents the Partnership’s estimate of the probable loss as of March 27, 2026, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $39 as of March 27, 2026. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of March 27, 2026 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
March 27, 2026	$583	—	583	—	(583)	$—
December 31, 2025	$687	—	687	—	(687)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 27, 2026	March 28, 2025
Cash and cash equivalents	$2,625	$2,251

Cash and investments segregated under federal regulations	12,877	14,072
Less: Investments segregated under federal regulations	7,968	10,570
Restricted cash	4,909	3,502

Total cash, cash equivalents and restricted cash	$7,534	$5,753

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

Introduction

The Partnership is a leading financial services firm which operates throughout North America in the U.S. and Canada. The Partnership's more than 20,000 financial advisors serve more than 9 million clients with a total of $2.4 trillion in client assets under care as of March 27, 2026. The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues, and together, better our communities and society. Through the dedication of the Firm's approximately 55,000 associates and our branch presence in 68% of U.S. counties and all Canadian provinces, the Firm is committed to helping improve the financial fulfillment for tens of millions of long-term investors across North America by providing comprehensive, personalized planning and professional advice.

Edward Jones Bank (in formation) ("Edward Jones Bank")

In February 2026, the Utah Department of Financial Institutions ("UDFI") and the Federal Deposit Insurance Corporation ("FDIC'') conditionally approved the Partnership's application to establish Edward Jones Bank as a Utah-chartered and FDIC-insured industrial bank headquartered in the Salt Lake City, Utah, area. Presently, the Partnership expects to open Edward Jones Bank by early 2027. For information on material risks related to Edward Jones Bank, refer to Part I, Item 1A – Risk Factors – Risks Related to Legal and Regulatory Matters – Bank Application Approval in the Partnership's Annual Report.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue, net. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Asset-based fees include advisory program fees which are based on the average daily market value of client assets in the program, as well as contractual rates. These fees are impacted by changes in market values of the assets and by client dollars invested in and divested from the accounts. Account and activity fees are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is composed of commissions and principal transactions revenue. Commissions revenues are earned from the distribution of mutual fund shares and insurance products and the purchase or sale of securities. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, certificates of deposit and corporate obligations. Trade revenue is impacted by the trading volume (client dollars invested), mix of the products in which clients invest and the size of trades, all of which may be impacted by market volatility, and margins earned on the transactions. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances and the number of Class A limited partner interests outstanding. Other (loss) revenue, net, primarily consists of unrealized gains and losses associated with changes in the fair market value of investment securities, resulting from changes in market levels and the interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three-month periods ended, March 27, 2026 and March 28, 2025. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 27, 2026	March 28, 2025	% Change
Revenue:
Fee revenue	$4,069	$3,480	17%
% of net revenue	87%	84%	4%
Trade revenue	450	443	2%
% of net revenue	10%	11%	-9%
Interest and dividends	229	270	-15%
Other (loss) revenue, net	(30)	25	-220%
Total revenue	4,718	4,218	12%
Interest expense	41	51	-20%
Net revenue	4,677	4,167	12%
Operating expenses	4,136	3,654	13%
Income before allocations	$541	$513	5%

Related metrics:
Income before allocations margin(1)	11.5%	12.2%	-6%
Client assets under care ($ billions):
Total:
At period end	$2,417	$2,159	12%
Average	$2,498	$2,195	14%
Advisory programs:
At period end	$1,064	$860	24%
Average	$1,096	$875	25%
Client households at period end	6.8	6.6	3%
Net new assets for the period ($ billions)(2)	$18	$17	4%
Financial advisors (actual):
At period end	20,550	20,288	1%
Average	20,506	20,221	1%

(1)
Income before allocations margin is income before allocations expressed as a percentage of total revenue.
(2)
Net new assets represents cash and securities inflows and outflows, including fees and commissions and excluding mutual fund capital gain distributions received by U.S. clients.

First Quarter 2026 versus First Quarter 2025 Overview

The Partnership ended the first quarter of 2026 with $2.4 trillion of assets under care ("AUC"), including $1.1 trillion of advisory programs AUC. Average client AUC increased 14%, reflecting increases in the market value of client assets, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 25% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets increased by 4% compared to the first quarter of 2025. The Partnership ended the first quarter with 20,550 financial advisors.

Net revenue increased 12% to $4,677, primarily due to an increase in asset-based fee revenue, partially offset by a decrease in other revenue, net. The increase in asset-based fee revenue was primarily due to growth in advisory programs with higher average market levels and the continued increase in investment of client dollars into advisory programs. Other revenue, net decreased primarily due to losses from changes in the fair market value of investment securities reflecting a lower interest rate environment.

Operating expenses increased 13% to $4,136, primarily due to increases in compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

Income before allocations increased 5% to $541. Income before allocations margin was 11.5% in the first quarter of 2026, reflecting a strategic balance between investing in the future and current financial results.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 27, 2026 AND MARCH 28, 2025

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 17% to $4,069 in the first quarter of 2026 compared to the same period in 2025. A discussion of fee revenue components follows.

	Three Months Ended
	March 27, 2026	March 28, 2025	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,089	$2,545	21%
Service fees	441	410	8%
Cash solutions fees	135	145	-7%
Other asset-based fees	217	194	12%
Total asset-based fee revenue	3,882	3,294	18%
Account and activity fee revenue:
Shareholder accounting services fees	114	118	-3%
Other account and activity fee revenue	73	68	7%
Total account and activity fee revenue	187	186	1%
Total fee revenue	$4,069	$3,480	17%

Related metrics ($ billions) (1):
Average advisory programs AUC	$1,096	$875	25%
Average AUC of mutual fund assets held outside of advisory programs	$734	$673	9%

(1)
Assets on which the Partnership earns asset-based fee revenue. Prior year numbers were updated to conform to current year presentation to include Canada.

Asset-based fee revenue increased 18% to $3,882 in the first quarter of 2026 primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels as well as the continued increase in investment of client dollars into advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 2% in the first quarter compared to the same period in 2025. A discussion of trade revenue components follows.

	Three Months Ended
	March 27, 2026		March 28, 2025		% Change
Trade revenue:
Commissions revenue:
Equities	$186		$170		9%
Mutual funds	116		118		-2%
Insurance products and other	93		96		-3%
Total commissions revenue	$395		$384		3%
Principal transactions	55		59		-7%
Total trade revenue	$450		$443		2%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$14.3	29%	$12.5	22%	14%
Mutual funds	7.5	15%	7.5	14%	—
Insurance products and other	3.5	7%	3.7	7%	-5%
Principal transactions	24.4	49%	31.4	57%	-22%
Total client dollars invested	$49.7		$55.1		-10%

Margin per $1,000 invested	$9.1		$8.1		12%
U.S. business days	59		59		—

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the first quarter of 2026 primarily due to increases in equities commissions revenue from higher client dollars invested. Overall margin increased from a shift in the product mix with a higher proportion of client dollars invested in equities, which generally earn higher margins than principal transaction products.

Net Interest and Dividends

Net interest and dividends revenue decreased 14% to $188 in the first quarter of 2026, compared to the same period in 2025. The decrease was primarily due to reduced interest income earned on short-term investments in U.S. treasuries, partially offset by a decrease in customer credit interest expense paid on client balances. Overall, the decrease reflects the impact of a lower interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 13% in the first quarter of 2026 to $4,136 compared to the same period in 2025. A discussion of operating expense components follows.

	Three Months Ended
	March 27, 2026	March 28, 2025	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,875	$1,653	13%
Home office and branch	656	626	5%
Variable compensation	748	611	22%
Total compensation and benefits	3,279	2,890	13%
Communications and data processing	317	267	19%
Occupancy and equipment	167	163	2%
Fund sub-adviser fees	101	84	20%
Professional and consulting fees	62	61	2%
Advertising	43	39	10%
Other operating expenses	167	150	11%
Total operating expenses	$4,136	$3,654	13%

Related metrics (actual):
Number of physical branches:
At period end	14,819	15,133	-2%
Average	14,860	15,163	-2%
Financial advisors:
At period end	20,550	20,288	1%
Average	20,506	20,221	1%
Client support team professionals(1):
At period end	20,452	20,261	1%
Average	20,414	20,202	1%
Home office associates(1):
At period end	8,907	9,400	-5%
Average	8,983	9,405	-4%

(1)
Counted on a full-time equivalent basis.

The increase in operating expenses in the first quarter of 2026 compared to the same period in 2025 was primarily due to increases in financial advisor compensation and benefits expense, variable compensation, and communications and data processing expense, which are described below.

Financial advisor compensation and benefits expense increased 13% in the first quarter of 2026 to $1,875. The increase was primarily due to increases in revenues on which commissions are earned.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing and remains a key component of the Firm's performance-based compensation model. Variable compensation increased 22% in the first quarter of 2026 to $748 due to increased branch profitability and overall Firm profitability.

Communications and data processing expense increased 19% in the first quarter of 2026 to $317 primarily due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

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

	U.S.			Canada
	Three Months Ended			Three Months Ended
	March 27, 2026	March 28, 2025	% Change	March 27, 2026	March 28, 2025	% Change
Net revenue	$4,548	$4,047	12%	$129	$120	8%
FA compensation and benefits	1,821	1,605	13%	54	48	13%
Home office operating expense	856	778	10%	32	27	19%
Branch office operating expense	606	568	7%	19	17	12%
Variable compensation	732	598	22%	16	13	23%
Operating expenses	4,015	3,549	13%	121	105	15%
Income before allocations	$533	$498	7%	$8	$15	-47%

Income before allocations margin	11.6%	12.1%	-4%	6.2%	12.8%	-52%
Pre-variable income margin	27.6%	26.7%	3%	18.6%	23.9%	-22%
Client assets under care ($ billions):
At period end	$2,365.0	$2,114.0	12%	$52.4	$44.6	17%
Average	$2,443.9	$2,149.7	14%	$53.6	$45.1	19%
Client households at period end	6.6	6.4	3%	0.2	0.2	—
Net new assets for the period ($ billions)	$17.6	$16.8	5%	$0.4	$0.5	-20%
Financial advisors (actual):
At period end	19,674	19,413	1%	876	875	—
Average	19,627	19,346	1%	879	875	—

U.S.

Net revenue increased 12% in the first quarter of 2026 to $4,548, compared to the same period in 2025, primarily due to an increase in asset-based revenue, partially offset by a decrease in other revenue, net. The increase in asset-based fee revenue was primarily due to growth in revenue from advisory programs, driven by higher average market levels, as well as the continued increase in investment of client dollars into advisory programs. Other revenue, net decreased primarily due to losses from changes in the fair market value of investment securities reflecting a lower interest rate environment.

Operating expenses increased 13% to $4,015 in the first quarter of 2026, primarily due to increases in financial advisor compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation increased 13% in the first quarter of 2026 to $1,821 primarily due to increases in revenues on which commissions are earned. Variable compensation increased 22% to $732 due to increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and higher depreciation expense as a result of these recent investments.

Income before allocations increased 7% to $533 in the first quarter of 2026. Income before allocations margin was 11.6% in the first quarter of 2026, reflecting a strategic balance between investing in the future and current financial results.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Canada

Net revenue increased 8% to $129 in the first quarter of 2026, compared to the same period in 2025, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased due to increases in advisory programs fees from higher average market levels and the increase in client dollars invested in advisory programs.

Operating expenses increased 15% to $121 in the first quarter of 2026, primarily due to increases in financial advisor compensation and benefits expense, home office operating expense and variable compensation. Financial advisor compensation increased 13% to $54 in the first quarter of 2026, primarily due to an increase in revenues on which commissions are earned. Home office operating expense increased 19% to $32 primarily due to an increase in communications and data processing expense due to continued investments in new tools and technology. Variable compensation increased 23% to $16 due to increased branch profitability and overall Firm profitability.

Income before allocations decreased 47% to $8 in the first quarter of 2026. Pre-variable income margin was 18.6% in the first quarter of 2026 as growth in investments and expenses outpaced growth in net revenue.

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

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of limited partner interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of a portion of general partner earnings.

The Partnership filed Registration Statements on Form S-8 with the SEC on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests with aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the 2026 Plan, and $1,400 of Class B limited partner interests to be issued pursuant to the 2025 Plan. Proceeds from the 2025 Plan are expected to be used to meet growth needs or for other purposes. Class B limited partners will only receive allocations and distributions based on the Partnership's net income and are not entitled to the 7 1/2% Payment to which Class A limited partners are entitled under the Partnership Agreement.

The Partnership’s capital and Profits Interests subject to mandatory redemption as of March 27, 2026, net of reserve for anticipated withdrawals, was $4,925, an increase of $801 from December 31, 2025. This increase was primarily due to the decrease in Partnership loans outstanding ($415), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($20, $39 and $308, respectively) and retention of a portion of general partner earnings ($88), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($7, $35 and $27, respectively). The Partnership retained 22.5% and 13.8% income allocated to general partners during the three-month periods ended March 27, 2026 and March 28, 2025, respectively.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership historically made loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the ELT), who required financing for some or all of their Partnership capital contributions. Partners borrowing from the Partnership were required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and a portion of earnings distributed to the partner. The Partnership had full recourse against any partner that defaulted on loan obligations to the Partnership.

The Partnership did not renew Partnership loans to existing general partners in 2026. As of December 31, 2025, the outstanding amount of Partnership loans was $424, however the full loan balance was paid off in January 2026. Starting in 2026, any general partner who elects to finance some or all of their Partnership capital contributions (each such electing general partner a "GP Borrower") may, subject to the bank's credit underwriting, individually borrow funds via unsecured promissory notes payable to a third-party bank, including under a new structured program for loans to general partners ("GP Loan Program"). The Partnership does not and will not guarantee individual bank loans to general partners to finance their Partnership capital contributions, nor can the general partner pledge their general partner interest as collateral for an individual bank loan. The Partnership will perform certain administrative functions supporting the GP Loan Program. Until the GP Borrower’s promissory note under the GP Loan Program is paid in full, the individual GP Borrower's promissory note instructs the Partnership to apply all distributions payable to such GP Borrower from or with respect to the GP Borrower’s general partner interest or general partner capital account net of any distributions to pay taxes and any cash flow distributions elected by the GP Borrower to repayment of the GP Borrower’s promissory note prior to any funds being released to the GP Borrower. During 2026, the Partnership expects to make loans available to new general partners who require financing. Those loans made by the Partnership will expire at the end of 2026 and thereafter, the applicable general partners may seek financing under the GP Loan Program. Additionally, in 2026 the Partnership reduced the amount of general partner capital issued. The net impact of the nonrenewal of Partnership loans and the reduction in the amount of general partner capital issued did not have a material adverse impact on total partnership capital and Profits Interests subject to mandatory redemption.

Any limited partner may also elect to individually borrow funds, including pursuant to a bank program ("LP Loan Program") to finance the purchase of their limited partner interest in the Partnership (each such electing limited partner a "LP Borrower"), as evidenced by individual unsecured promissory notes payable to a third-party bank. The Partnership does not guarantee these individual bank loans, nor can a limited partner pledge their limited partner interest as collateral for individual bank loans to limited partners to finance their Partnership capital contributions. The Partnership performs certain administrative functions supporting the LP Loan Program in connection with the LP Borrowers. Until the LP Borrower's promissory note is paid in full, the individual LP Borrower's promissory note instructs the Partnership to apply all distributions payable to the LP Borrower from or with respect to the LP Borrower’s limited partner interest or limited partner capital account net of any distributions to pay taxes, to repayment of the LP Borrower's promissory note prior to any funds being released to the LP Borrower.

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

Many of the same banks that provide financing to general and limited partners also provide financing to the Partnership. To the extent these banks increase credit available to the partners, financing available to the Partnership may be reduced.

The following table represents amounts related to Partnership loans as well as bank loans (for which the Partnership facilitates certain administrative functions). Partners may have arranged their own bank loans to finance their Partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of March 27, 2026
	Limited Partner Interests	Subordinated Limited Partner Interests	General Partner Interests	Total Partner Interests
Total Partnership capital(1)	$1,726	$746	$2,462	$4,934
Partnership capital owned by partners with individual loans	$150	$—	$1,424	$1,574
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	9%	—	58%	32%

Individual loans:
LP Loan Program	$44	$—	$—	$44
GP Loan Program	—	—	556	556
Partnership loans	—	—	9	9
Total individual loans	$44	$—	$565	$609
Individual loans as a percent of total Partnership capital	3%	—	23%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	29%	—	40%	39%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of March 27, 2026 and December 31, 2025:

	March 27, 2026	December 31, 2025
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

The Partnership has a $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022 and amended from time to time thereafter. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of March 27, 2026, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of March 27, 2026 or December 31, 2025. In addition, the Partnership did not have any draws against these lines of credit during the three-month period ended March 27, 2026.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of March 27, 2026, the Partnership had $2,625 in cash and cash equivalents, $699 in government and agency securities owned and $583 in securities purchased under agreements to resell, which generally have overnight maturities. This totaled $3,907 of Partnership liquidity as of March 27, 2026, a 13% decrease from $4,469 as of December 31, 2025. The Partnership had $12,877 and $14,069 in cash and investments segregated under federal regulations as of March 27, 2026 and December 31, 2025, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

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

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	March 27, 2026	December 31, 2025	% Change
U.S.:
Net capital	$1,051	$1,042	1%
Net capital in excess of the minimum required	$969	$963	1%
Net capital as a percentage of aggregate debit items	25.6%	26.4%	-3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	2.8%	9.5%	-70%

Canada:
Regulatory risk-adjusted capital	$103	$102	1%
Regulatory risk-adjusted capital in excess of the minimum required	$102	$101	1%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate daily.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, firm-owned securities, and receivables, less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recovered through attracting new clients, gathering new prices of services offered by the Partnership to increase revenue.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $4.0 billion and $17.6 billion, respectively, for the three-month period ended March 27, 2026 and earned interest at an average annual rate of approximately 634 and 372 basis points (6.34% and 3.72%), respectively, during the first three months of 2026. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. To estimate the impact of a 100-basis point (1.00%) change on net interest income, the Partnership uses a forecasting analysis to assess the sensitivity of net interest income to the movements in interest rates. The analysis estimates the sensitivity by calculating interest income and interest expense in a balance sheet environment using current balances at the end of the reporting period. Assumptions used in the analysis include the interest rate movement, along with interest related risks such as pricing spreads and the Partnership's determined returns on client cash accounts. Under current and expected market conditions, and based on current levels of interest-earning assets and the liabilities that finance those assets, the Partnership estimates that a 100-basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $145. Conversely, the Partnership estimates that a 100-basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $147. This estimate reflects minimum contractual rates on certain balances. This analysis excludes client assets that are held off-balance sheet in the Partnership's Money Market Fund and at third-party banks participating in the Partnership's Insured Bank Deposit program.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 27, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $325 thousand in subordinated limited partner interests ("SLP Interests"), which are described in the Partnership Agreement, to retiring general partners during the first quarter of 2026. The Partnership also issued $20 million in Class A limited partner interests ("Class A Limited Partner Interests"), which are described in the Partnership Agreement, to Class A limited partners during the first quarter of 2026. The Partnership issued the SLP Interests and Class A Limited Partner Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

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

Twenty-Third Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 20, 2026, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2025.

3.3	*

First Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 19, 2026, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2025.

3.4	**	Second Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 17, 2026.
3.5	**	Third Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 16, 2026.
31.1	**

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
May 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 7, 2026
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2026
Andrew T. Miedler