Form 10-Q
period 2026-06-26
JONES FINANCIAL COMPANIES LLLP
filed 2026-08-07
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2026

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

As of July 31, 2026, 1,719,694 units of Class A limited partner interests were outstanding, each representing $1,000 of Class A limited partner capital, and $800,520,641 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the Class A limited partner interests or the limited partnership Profits Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	June 26, 2026	December 31, 2025
ASSETS:
Cash and cash equivalents	$1,859	$3,782
Cash and investments segregated under federal regulations	12,160	14,069
Securities purchased under agreements to resell	212	687
Receivables from:
Clients	6,068	5,369
Mutual funds, insurance companies and other	1,354	1,047
Brokers, dealers and clearing organizations	180	520
Securities owned, at fair value:
Investment securities	598	477
Inventory securities	80	54
Fixed assets, at cost, net of accumulated depreciation and amortization	1,852	1,759
Lease right-of-use assets	1,210	1,169
Other assets	1,649	1,575

TOTAL ASSETS	$27,222	$30,508

LIABILITIES:
Payables to:
Clients	$15,968	$18,605
Brokers, dealers and clearing organizations	204	95
Accrued compensation and employee benefits	2,770	3,600
Accounts payable, accrued expenses and other	1,674	2,190
Lease liabilities	1,254	1,216
	21,870	25,706
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,722	1,713
Subordinated limited partners	746	742
General partners	2,544	1,669
Total	5,012	4,124
Reserve for anticipated withdrawals	340	678
Total partnership capital and Profits Interests subject to mandatory redemption	5,352	4,802

TOTAL LIABILITIES	$27,222	$30,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenue:
Fee revenue
Asset-based	$4,111	$3,346	$7,993	$6,640
Account and activity	188	186	375	372
Total fee revenue	4,299	3,532	8,368	7,012
Trade revenue	460	449	910	892
Interest and dividends	224	265	453	535
Other revenue, net	59	38	29	63
Total revenue	5,042	4,284	9,760	8,502
Interest expense	40	49	81	100
Net revenue	5,002	4,235	9,679	8,402
Operating expenses:
Compensation and benefits	3,464	3,007	6,743	5,897
Communications and data processing	356	277	673	544
Occupancy and equipment	177	164	344	327
Fund sub-adviser fees	103	89	204	173
Professional and consulting fees	78	62	140	123
Advertising	45	37	88	76
Other operating expenses	174	128	341	278
Total operating expenses	4,397	3,764	8,533	7,418

Income before allocations	605	471	1,146	984

Allocations:
Limited partners	81	71	149	142
Profits Interests	32	16	59	33
Subordinated limited partners	64	49	124	105
General partners	428	335	814	704
Net income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partner unit outstanding	$41.84	$36.71	$79.71	$75.60

Weighted average $1,000 equivalent limited partner units outstanding	1,723,503	1,730,731	1,725,947	1,733,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net income	$—	$—	$—	$—
Other comprehensive income:
Foreign currency translation	(3)	9	2	4
Comprehensive (loss) income before allocations	(3)	9	2	4

Allocations	(3)	9	2	4
Total comprehensive income	$—	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2026

(Unaudited)

(Dollars in millions)	Limited Partner Capital	Profits Interests	Subordinated Limited Partner Capital	General Partner Capital	Total
2026
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2025	$1,913	$25	$820	$2,044	$4,802
Reserve for anticipated withdrawals	(200)	(25)	(78)	(375)	(678)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2025	$1,713	$—	$742	$1,669	$4,124
Partnership loans outstanding, December 31, 2025	—	—	—	424	424
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2025	1,713	—	742	2,093	4,548
Issuance of partnership interests	20	—	39	308	367
Redemption of partnership interests	(7)	—	(35)	(27)	(69)
Net income allocations	68	27	60	386	541
Other comprehensive income allocations	1	—	1	3	5
Distributions	15	(1)	—	(21)	(7)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 27, 2026	1,810	26	807	2,742	5,385
Issuance of partnership interests	1	—	—	5	6
Redemption of partnership interests	(5)	—	—	(5)	(10)
Net income allocations	81	32	64	428	605
Other comprehensive loss allocations	(1)	—	(1)	(1)	(3)
Distributions	(33)	(47)	(103)	(435)	(618)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, June 26, 2026	1,853	11	767	2,734	5,365
Partnership loans outstanding, June 26, 2026	—	—	—	(13)	(13)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, JUNE 26, 2026	$1,853	$11	$767	$2,721	$5,352
Reserve for anticipated withdrawals	(131)	(11)	(21)	(177)	(340)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 26, 2026	$1,722	$—	$746	$2,544	$5,012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 26, 2026	June 27, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	1,146	984
Foreign currency translation	2	4
Depreciation and amortization	402	343

Changes in assets and liabilities:
Investments segregated under federal regulations	2,417	2,277
Securities purchased under agreements to resell	475	1,263
Net payable to clients	(3,336)	(1,449)
Net receivable from brokers, dealers and clearing organizations	449	5
Receivable from mutual funds, insurance companies and other	(307)	(55)
Securities owned	(147)	(248)
Other assets	(80)	(85)
Lease liabilities	(189)	(180)
Accrued compensation and employee benefits	(830)	(745)
Accounts payable, accrued expenses and other	(515)	(97)
Net cash (used in) provided by operating activities	(513)	2,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(304)	(297)
Cash used in investing activities	(304)	(297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	265	42
Issuance of partner interests	359	70
Redemption of partner interests	(79)	(106)
Distributions from partnership capital	(1,143)	(1,141)
Net cash used in financing activities	(598)	(1,135)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,415)	585

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,380	6,350
End of period	$6,965	$6,935

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership,” "JFC" or the "Firm"). The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2026 and November 30, 2025 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and six-month periods ended May 31, 2026 and 2025 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and the Partnership's operating subsidiary in Canada, Edward Jones (an Ontario limited partnership), is a registered investment dealer in Canada ("EJ Canada"). The Partnership is a leading financial services firm and conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the three- and six-month periods ended June 26, 2026 and June 27, 2025, see Note 4 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the twelve sub-advised mutual funds comprising the Bridge Builder® Trust.

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

There have been no material changes to the Partnership's significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). The results of operations for the three- and six-month periods ended June 26, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and six-month periods ended June 26, 2026 and June 27, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $95 and $90 and $189 and $180, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $119 and $100 and $224 and $198, respectively. As of June 26, 2026 and December 31, 2025, the weighted-average remaining lease term was five years for both periods and the weighted-average discount rates were 4.5% and 4.4%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Operating lease cost	$95	$90	$188	$178
Variable lease cost	20	19	40	38
Total lease cost	$115	$109	$228	$216

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

June 26, 2026
2026	$188
2027	344
2028	283
2029	211
2030	139
Thereafter	253
Total lease payments	1,418
Less: Interest	164
Total present value of lease liabilities	$1,254

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of June 26, 2026 and December 31, 2025, collateral held for receivables from clients was $8,914 and $7,224, respectively, and collateral held for securities purchased under agreements to resell was $212 and $697, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the allowance for credit loss was zero for each period.

As of June 26, 2026, December 31, 2025 and December 31, 2024, $1,155, $1,056 and $883, respectively, of the receivable from clients balance and $399, $368 and $377, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The allowance for credit loss for receivables from contracts with customers was zero as of June 26, 2026 and December 31, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 4 for segment information.

	Three Months Ended			Three Months Ended
	June 26, 2026			June 27, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,234	$73	$3,307	$2,551	$54	$2,605
Service fees	423	26	449	379	26	405
Cash solutions fees	128	—	128	142	—	142
Other asset-based fees	227	—	227	194	—	194
Total asset-based fee revenue	4,012	99	4,111	3,266	80	3,346
Account and activity fee revenue:
Shareholder accounting services fees	114	—	114	115	—	115
Other account and activity fee revenue	71	3	74	67	4	71
Total account and activity fee revenue	185	3	188	182	4	186
Total fee revenue	4,197	102	4,299	3,448	84	3,532
Trade revenue:
Commissions	389	15	404	371	12	383
Principal transactions	54	2	56	64	2	66
Total trade revenue	443	17	460	435	14	449
Total revenue from customers	4,640	119	4,759	3,883	98	3,981
Net interest and dividends and other revenue	223	20	243	246	8	254
Net revenue	$4,863	$139	$5,002	$4,129	$106	$4,235

	Six Months Ended			Six Months Ended
	June 26, 2026			June 27, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$6,255	$141	$6,396	$5,047	$103	$5,150
Service fees	836	54	890	763	52	815
Cash solutions fees	263	—	263	287	—	287
Other asset-based fees	444	—	444	388	—	388
Total asset-based fee revenue	7,798	195	7,993	6,485	155	6,640
Account and activity fee revenue:
Shareholder accounting services fees	228	—	228	233	—	233
Other account and activity fee revenue	141	6	147	132	7	139
Total account and activity fee revenue	369	6	375	365	7	372
Total fee revenue	8,167	201	8,368	6,850	162	7,012
Trade revenue:
Commissions	770	29	799	741	26	767
Principal transactions	107	4	111	120	5	125
Total trade revenue	877	33	910	861	31	892
Total revenue from customers	9,044	234	9,278	7,711	193	7,904
Net interest and dividends and other revenue	367	34	401	465	33	498
Net revenue	$9,411	$268	$9,679	$8,176	$226	$8,402

NOTE 4 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership's Canada operations, which primarily occur through a non-guaranteed subsidiary of the

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Partnership. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Income before allocations margin represents income before allocations as a percentage of total revenue. The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended			Three Months Ended
	June 26, 2026			June 27, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$4,863	$139	$5,002	$4,129	$106	$4,235
FA compensation and benefits	1,946	55	2,001	1,646	46	1,692
Home office operating expense	921	30	951	851	27	878
Branch office operating expense	645	20	665	588	18	606
Variable compensation	763	17	780	574	14	588
Operating expenses	4,275	122	4,397	3,659	105	3,764
Income before allocations	$588	$17	$605	$470	$1	$471

Income before allocations margin	12.0%	12.2%	12.0%	11.2%	1.0%	11.0%
Net interest and dividends revenue	$175	$9	$184	$207	$9	$216
Depreciation and amortization	$206	$2	$208	$175	$4	$179
Total assets	$25,774	$1,448	$27,222	$25,861	$1,226	$27,087

	Six Months Ended			Six Months Ended
	June 26, 2026			June 27, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$9,411	$268	$9,679	$8,176	$226	$8,402
FA compensation	3,767	109	3,876	3,251	94	3,345
Home office operating expense	1,777	62	1,839	1,629	54	1,683
Branch office operating expense	1,251	39	1,290	1,156	35	1,191
Variable compensation	1,495	33	1,528	1,172	27	1,199
Operating expenses	8,290	243	8,533	7,208	210	7,418
Income before allocations	$1,121	$25	$1,146	$968	$16	$984

Income before allocations margin	11.8%	9.3%	11.7%	11.7%	7.2%	11.6%
Net interest and dividends revenue	$354	$18	$372	$413	$22	$435
Depreciation and amortization	$396	$6	$402	$334	$9	$343
Total assets at period end	$25,774	$1,448	$27,222	$25,861	$1,226	$27,087

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

The Partnership did not have any assets or liabilities categorized as Level III during the six- and twelve-month periods ended June 26, 2026 and December 31, 2025, respectively. The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	June 26, 2026
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$95	$—	$95
Money market funds	70	—	—	70
Total cash equivalents	$70	$95	$—	$165

Investments segregated under federal regulations:
U.S. treasuries	7,054	—	—	7,054
Total investments segregated under federal regulations	$7,054	$—	$—	$7,054

Securities owned:
Investment securities:
Mutual funds(1)	$389	$—	$—	$389
Government and agency obligations	200	—	—	200
Equities	9	—	—	9
Total investment securities	$598	$—	$—	$598

Inventory securities:
Municipal obligations	$—	$40	$—	$40
Mutual funds	15	—	—	15
Equities	11	—	—	11
Corporate bonds and notes	—	9	—	9
Certificates of deposit	—	5	—	5
Total inventory securities	$26	$54	$—	$80

Other assets:
Client fractional share ownership assets	$1,176	$—	$—	$1,176

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,176	$—	$—	$1,176

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2025
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Money market funds	$107	$—	$—	$107
Certificates of deposit	—	95	—	95
Total cash equivalents	$107	$95	$—	$202

Investments segregated under federal regulations:
U.S. treasuries	$9,271	$—	$—	$9,271
Certificates of deposit	—	200	—	200
Total investments segregated under federal regulations	$9,271	$200	$—	$9,471

Securities owned:
Investment securities:
Mutual funds(1)	$393	$—	$—	$393
Certificates of deposit	—	75	—	75
Equities	9	—	—	9
Total investment securities	$402	$75	$—	$477

Inventory securities:
Municipal obligations	$—	$23	$—	$23
Equities	17	—	—	17
Certificates of deposit	—	6	—	6
Corporate bonds and notes	—	5	—	5
Mutual funds	2	—	—	2
Government and agency obligations	1	—	—	1
Total inventory securities	$20	$34	$—	$54

Other assets:
Client fractional share ownership assets	$1,118	$—	$—	$1,118

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,118	$—	$—	$1,118

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

The Partnership did not renew Partnership loans to existing general partners in 2026. Starting in 2026, any general partner who elects to finance some or all of their Partnership capital contributions for their general partner interest may elect to individually borrow funds via unsecured promissory notes payable to a third-party bank. As of December 31, 2025, the outstanding amount of Partnership loans was $424, however, the full loan balance was paid off in January 2026. During 2026, the Partnership expects to make loans available to new general partners who require financing. Those loans will expire at the end of 2026 and thereafter, the applicable general partners may elect to seek third-party bank financing consistent with other general partners. As of June 26, 2026, the outstanding amount of Partnership loans was $13 which will expire at the end of the year. Additionally, in 2026 the Partnership reduced the amount of general partner capital issued.

The minimum 7 1/2% annual return on the face amount of Class A limited partnership capital (the "7 1/2% Payment") was $33 and $32 and $65 and $65 for the three- and six-month periods ended June 26, 2026 and June 27, 2025, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed Registration Statements on Form S-8 with the Securities and Exchange Commission ("SEC") on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests ("Profit Interests"), described in further detail in the Partnership's Twenty-Third Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated November 5, 2025 (the "Partnership Agreement") with the aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the Partnership's 2026 Profits Interest Plan (the "2026 Plan"), and $1,400 of Class B limited partner interests to be issued pursuant to the Partnership's 2025 Class B Limited Partner Interest Purchase Plan (the "2025 Plan"). Class B limited partners will only receive allocations and distributions based on the Partnership's net income and will not be entitled to the 7 1/2% Payment to which Class A limited partners are entitled under the Partnership Agreement. Under the terms of the Partnership Agreement, Class B limited partner interests will not be issued before and no Class A limited partner interests will be issued after the Recapitalization Date (as defined in the Partnership Agreement).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	June 26, 2026	December 31, 2025
U.S.:
Net capital	$1,180	$1,042
Net capital in excess of the minimum required	$1,089	$963
Net capital as a percentage of aggregate debit items	25.9%	26.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	4.5%	9.5%

Canada:
Regulatory risk-adjusted capital	$112	$102
Regulatory risk-adjusted capital in excess of the minimum required	$111	$101

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

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 ("Title VII") and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. In June 2023, the district court granted in part and denied in part the defendants' motion to dismiss, permitting the plaintiff's EPA claim and related state-law claim to proceed in connection with only one of the roles she held during her employment by the firm, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without prejudice. In May 2025, the district court granted plaintiff's motion to amend the complaint to reallege pay discrimination with regard to both roles plaintiff held during her employment with the firm, as well as the previously dismissed Title VII disparate impact claim. Plaintiff’s amended complaint maintains similar putative collective and class definitions to include all female home office associates in any role. On May 27, 2025, Edward Jones filed its answer and affirmative defenses to the amended complaint. Edward Jones also filed a motion to dismiss on personal jurisdiction grounds, and that motion remains pending. In June 2025, plaintiff filed a motion for sanctions, alleging a failure to produce ordered documents. On July 23, 2025, the district court granted plaintiff's motion. Edward Jones filed a motion for reconsideration which was granted on September 9, 2025. Phase I fact and expert discovery is now complete. Class certification and Summary Judgment

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

briefing is scheduled for completion by September 25, 2026. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a loss to the extent that the amount of such loss can be reasonably estimated. This liability represents the Partnership’s estimate of the probable loss as of June 26, 2026, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $45 as of June 26, 2026. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of June 26, 2026 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
June 26, 2026	$212	—	212	—	(212)	$—
December 31, 2025	$687	—	687	—	(687)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 26, 2026	June 27, 2025
Cash and cash equivalents	$1,859	$1,749

Cash and investments segregated under federal regulations	12,160	13,944
Less: Investments segregated under federal regulations	7,054	8,758
Restricted cash	5,106	5,186

Total cash, cash equivalents and restricted cash	$6,965	$6,935

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

Introduction

The Partnership is a leading financial services firm which operates throughout North America in the U.S. and Canada. The Partnership's more than 20,000 financial advisors serve more than 9 million clients with a total of $2.6 trillion in client assets under care as of June 26, 2026. The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues, and together, better our communities and society. Through the dedication of the Firm's approximately 55,000 associates and our branch presence in 68% of U.S. counties and all Canadian provinces, the Firm is committed to helping improve the financial fulfillment for tens of millions of long-term investors across North America by providing comprehensive, personalized planning and professional advice.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three- and six-month periods ended, June 26, 2026 and June 27, 2025. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 26, 2026	June 27, 2025	% Change	June 26, 2026	June 27, 2025	% Change
Revenue:
Fee revenue	$4,299	$3,532	22%	$8,368	$7,012	19%
% of net revenue	86%	83%	4%	86%	83%	4%
Trade revenue	460	449	2%	910	892	2%
% of net revenue	9%	11%	-18%	9%	11%	-18%
Interest and dividends	224	265	-15%	453	535	-15%
Other revenue, net	59	38	55%	29	63	-54%
Total revenue	5,042	4,284	18%	9,760	8,502	15%
Interest expense	40	49	-18%	81	100	-19%
Net revenue	5,002	4,235	18%	9,679	8,402	15%
Operating expenses	4,397	3,764	17%	8,533	7,418	15%
Income before allocations	$605	$471	28%	$1,146	$984	16%

Related metrics:
Income before allocations margin(1)	12.0%	11.0%	9%	11.7%	11.6%	1%
Client assets under care ($ billions):
Total:
At period end	$2,647	$2,306	15%	$2,647	$2,306	15%
Average	$2,580	$2,212	17%	$2,556	$2,210	16%
Advisory programs:
At period end	$1,198	$931	29%	$1,198	$931	29%
Average	$1,155	$888	30%	$1,135	$884	28%
Client households at period end(2)	6.3	6.2	2%	6.3	6.2	2%
Net new assets for the period ($ billions)(3)	$18	$17	6%	$36	$34	6%
Financial advisors (actual):
At period end	20,514	20,309	1%	20,514	20,309	1%
Average	20,537	20,316	1%	20,517	20,265	1%

(1)
Income before allocations margin is income before allocations expressed as a percentage of total revenue.
(2)
Prior year numbers were updated to conform to current year presentation.
(3)
Net new assets represents cash and securities inflows and outflows, including fees and commissions and excluding mutual fund capital gain distributions received by U.S. clients.

Second Quarter 2026 versus Second Quarter 2025 Overview

The Partnership ended the second quarter of 2026 with $2.6 trillion of assets under care ("AUC"), including $1.2 trillion of advisory programs AUC. Average client AUC increased 17%, reflecting increases in the market value of client assets, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 30% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets increased by 6% compared to the second quarter of 2025. The Partnership ended the second quarter with 20,514 financial advisors.

Net revenue increased 18% to $5,002, primarily due to an increase in asset-based fee revenue, partially offset by a decrease in interest and dividends revenue due to a lower interest rate environment. The increase in asset-based fee revenue was primarily due to growth in advisory programs with higher average market levels and the continued increase in investment of client dollars into advisory programs.

Operating expenses increased 17% to $4,397, primarily due to increases in financial advisor compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation and

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

Income before allocations increased 28% to $605. Income before allocations margin was 12.0% in the second quarter of 2026, reflecting a strategic balance between investing in the future and current financial results.

Six Months Ended June 26, 2026 versus Six Months Ended June 27, 2025 Overview

Average client AUC increased 16%, reflecting increases in the market value of client assets, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 28% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets increased by 6% compared to prior year.

Net revenue increased 15% to $9,679, primarily due to an increase in asset-based fee revenue, partially offset by a decrease in interest and dividends revenue due to a lower interest rate environment. The increase in asset-based fee revenue was primarily due to growth in advisory programs with higher average market levels and the continued increase in investment of client dollars into advisory programs.

Operating expenses increased 15% to $8,533, primarily due to increases in financial advisor compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

Income before allocations increased 16% to $1,146. Income before allocations margin was 11.7% for the first half of 2026, reflecting a strategic balance between investing in the future and current financial results.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 26, 2026 AND JUNE 27, 2025

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 22% to $4,299 and 19% to $8,368 in the second quarter and first half of 2026, respectively, compared to the same periods in 2025. A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 26, 2026	June 27, 2025	% Change	June 26, 2026	June 27, 2025	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,307	$2,605	27%	$6,396	$5,150	24%
Service fees	449	405	11%	890	815	9%
Cash solutions fees	128	142	-10%	263	287	-8%
Other asset-based fees	227	194	17%	444	388	14%
Total asset-based fee revenue	4,111	3,346	23%	7,993	6,640	20%
Account and activity fee revenue:
Shareholder accounting services fees	114	115	-1%	228	233	-2%
Other account and activity fee revenue	74	71	4%	147	139	6%
Total account and activity fee revenue	188	186	1%	375	372	1%
Total fee revenue	$4,299	$3,532	22%	$8,368	$7,012	19%

Related metrics ($ billions) (1):
Average advisory programs AUC	$1,155	$888	30%	$1,135	$884	28%
Average AUC of mutual fund assets held outside of advisory programs	$745	$675	10%	$745	$676	10%

(1)
Assets on which the Partnership earns asset-based fee revenue. Prior year numbers were updated to conform to current year presentation to include Canada.

Asset-based fee revenue increased 23% to $4,111 and 20% to $7,993 in the second quarter and first half of 2026, respectively, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels as well as the continued increase in investment of client dollars into advisory programs.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 2% in both the second quarter and first half of 2026 compared to the same periods in 2025. A discussion of trade revenue components follows.

	Three Months Ended					Six Months Ended
	June 26, 2026		June 27, 2025		% Change	June 26, 2026		June 27, 2025		% Change
Trade revenue:
Commissions revenue:
Equities	$197		$166		19%	$383		$336		14%
Mutual funds	103		103		—	219		221		-1%
Insurance products and other	104		114		-9%	197		210		-6%
Total commissions revenue	$404		$383		5%	$799		$767		4%
Principal transactions	56		66		-15%	111		125		-11%
Total trade revenue	$460		$449		2%	$910		$892		2%

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$15.6	30%	$12.3	23%	27%	$29.9	29%	$24.8	23%	21%
Mutual funds	6.6	13%	6.6	12%	—	14.1	14%	14.1	13%	—
Insurance products and other	2.5	5%	4.4	8%	-43%	6.0	6%	8.1	7%	-26%
Principal transactions	27.1	52%	30.9	57%	-12%	51.5	51%	62.3	57%	-17%
Total client dollars invested	$51.8		$54.2		-4%	$101.5		$109.3		-7%

Margin per $1,000 invested	$8.9		$8.3		7%	$9.0		$8.2		10%
U.S. business days	62		62		—	121		121		—

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue increased in the second quarter and first half of 2026 primarily due to increases in equities commissions revenue from higher client dollars invested. Overall margin increased from a shift in the product mix with a higher proportion of client dollars invested in equities, which generally earn higher margins than principal transaction products.

Net Interest and Dividends

Net interest and dividends revenue decreased 15% to $184 and 14% to $372 in the second quarter and first half of 2026, respectively, compared to the same periods in 2025. The decreases were primarily due to reduced interest income earned on short-term investments in U.S. treasuries, partially offset by decreases in customer credit interest expense paid on client balances. Overall, the decreases reflect the impact of a lower interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 17% and 15% in the second quarter and first half of 2026 to $4,397 and $8,533, respectively, compared to the same periods in 2025. A discussion of operating expense components follows.

	Three Months Ended			Six Months Ended
	June 26, 2026	June 27, 2025	% Change	June 26, 2026	June 27, 2025	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$2,001	$1,692	18%	$3,876	$3,345	16%
Home office and branch	683	727	-6%	1,339	1,353	-1%
Variable compensation	780	588	33%	1,528	1,199	27%
Total compensation and benefits	3,464	3,007	15%	6,743	5,897	14%
Communications and data processing	356	277	29%	673	544	24%
Occupancy and equipment	177	164	8%	344	327	5%
Fund sub-adviser fees	103	89	16%	204	173	18%
Professional and consulting fees	78	62	26%	140	123	14%
Advertising	45	37	22%	88	76	16%
Other operating expenses	174	128	36%	341	278	23%
Total operating expenses	$4,397	$3,764	17%	$8,533	$7,418	15%

Related metrics (actual):
Number of physical branches:
At period end	14,671	15,071	-3%	14,671	15,071	-3%
Average	14,740	15,101	-2%	14,797	15,132	-2%
Financial advisors:
At period end	20,514	20,309	1%	20,514	20,309	1%
Average	20,537	20,316	1%	20,517	20,265	1%
Client support team professionals(1):
At period end	20,654	20,543	1%	20,654	20,543	1%
Average	20,499	20,350	1%	20,457	20,278	1%
Home office associates(1):
At period end	8,808	9,455	-7%	8,808	9,455	-7%
Average	8,887	9,429	-6%	8,938	9,419	-5%

(1)
Counted on a full-time equivalent basis.

The increases in operating expenses in the second quarter and first half of 2026 compared to the same periods in 2025 were primarily due to increases in financial advisor compensation and benefits expense, variable compensation, and communications and data processing expense, which are described below.

Financial advisor compensation and benefits expense increased 18% and 16% in the second quarter and first half of 2026 to $2,001 and $3,876, respectively. The increases were primarily due to increases in revenues on which commissions are earned.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing and remains a key component of the Firm's performance-based compensation model. Variable compensation increased 33% and 27% in the second quarter and first half of 2026 to $780 and $1,528, respectively, due to increased branch profitability and overall Firm profitability.

Communications and data processing expense increased 29% and 24% in the second quarter and first half of 2026 to $356 and $673, respectively, primarily due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

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

	U.S.			Canada
	Three Months Ended			Three Months Ended
	June 26, 2026	June 27, 2025	% Change	June 26, 2026	June 27, 2025	% Change
Net revenue	$4,863	$4,129	18%	$139	$106	31%
FA compensation and benefits	1,946	1,646	18%	55	46	20%
Home office operating expense	921	851	8%	30	27	11%
Branch office operating expense	645	588	10%	20	18	11%
Variable compensation	763	574	33%	17	14	21%
Operating expenses	4,275	3,659	17%	122	105	16%
Income before allocations	$588	$470	25%	$17	$1	1600%

Income before allocations margin	12.0%	11.2%	7%	12.2%	1.0%	1123%
Pre-variable income margin	27.6%	25.0%	10%	24.5%	14.1%	73%
Client assets under care ($ billions):
At period end	$2,591.3	$2,256.6	15%	$56.1	$49.0	14%
Average	$2,524.8	$2,165.0	17%	$55.4	$46.7	19%
Client households at period end(1)	6.1	6.0	2%	0.2	0.2	—
Net new assets for the period ($ billions)	$17.7	$16.4	8%	$0.2	$0.4	-50%
Financial advisors (actual):
At period end	19,647	19,435	1%	867	874	-1%
Average	19,665	19,442	1%	872	874	—

	U.S.			Canada
	Six Months Ended			Six Months Ended
	June 26, 2026	June 27, 2025	% Change	June 26, 2026	June 27, 2025	% Change
Net revenue	$9,411	$8,176	15%	$268	$226	19%
FA compensation and benefits	3,767	3,251	16%	109	94	16%
Home office operating expense	1,777	1,629	9%	62	54	15%
Branch office operating expense	1,251	1,156	8%	39	35	11%
Variable compensation	1,495	1,172	28%	33	27	22%
Operating expenses	8,290	7,208	15%	243	210	16%
Income before allocations	$1,121	$968	16%	$25	$16	56%

Income before allocations margin	11.8%	11.7%	1%	9.3%	7.2%	30%
Pre-variable income margin	27.6%	25.8%	7%	21.6%	19.3%	12%
Client assets under care ($ billions):
At period end	$2,591.3	$2,256.6	15%	$56.1	$49.0	14%
Average	$2,501.4	$2,163.5	16%	$54.8	$46.1	19%
Client households at period end(1)	6.1	6.0	2%	0.2	0.2	—
Net new assets for the period ($ billions)	$35.3	$33.2	6%	$0.6	$0.9	-33%
Financial advisors (actual):
At period end	19,647	19,435	1%	867	874	-1%
Average	19,642	19,391	1%	875	874	—

(1)
Prior year numbers were updated to conform to current year presentation.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 18% and 15% in the second quarter and first half of 2026 to $4,863 and $9,411, respectively, compared to the same periods in 2025, primarily due to increases in asset-based revenue. The increases in asset-based fee revenue were primarily due to growth in revenue from advisory programs, driven by higher average market levels, as well as the continued increases in investment of client dollars into advisory programs.

Operating expenses increased 17% and 15% to $4,275 and $8,290 in the second quarter and first half of 2026, respectively, primarily due to increases in financial advisor compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation increased 18% and 16% in the second quarter and first half of 2026 to $1,946 and $3,767, respectively, primarily due to increases in revenues on which commissions are earned. Variable compensation increased 33% to $763 and 28% to $1,495 in the second quarter and first half of 2026, respectively, due to increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and higher depreciation expense as a result of these recent investments.

Income before allocations increased 25% to $588 and 16% to $1,121 in the second quarter and first half of 2026, respectively. Income before allocations margin was 12.0% and 11.8% in the second quarter and first half of 2026, respectively, reflecting a strategic balance between investing in the future and current financial results.

Canada

Net revenue increased 31% to $139 and 19% to $268 in the second quarter and first half of 2026, respectively, compared to the same periods in 2025, primarily due to increases in asset-based fee revenue. Asset-based fee revenue increased due to increases in advisory programs fees from higher average market levels.

Operating expenses increased 16% to $122 and 16% to $243 in the second quarter and first half of 2026, respectively, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation increased 20% to $55 and 16% to $109 in the second quarter and first half of 2026, respectively, primarily due to increases in revenues on which commissions are earned. Variable compensation increased 21% to $17 and 22% to $33 in the second quarter and first half of 2026, respectively, due to increased branch profitability and overall Firm profitability.

Income before allocations increased to $17 and $25 in the second quarter and first half of 2026, respectively. Pre-variable income margin was 24.5% and 21.6% in the second quarter and first half of 2026, respectively.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Capital

The Partnership’s growth in capital is the result of the sale of limited partner interests to its associates and retention of a portion of general partner earnings.

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

The Partnership’s capital and Profits Interests subject to mandatory redemption as of June 26, 2026, net of reserve for anticipated withdrawals, was $5,012, an increase of $888 from December 31, 2025. This increase was primarily due to the decrease in Partnership loans outstanding ($411), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($21, $39 and $313, respectively) and retention of a portion of general partner earnings ($183), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($12, $35 and $32, respectively). The Partnership retained 22.5% and 13.8% income allocated to general partners during the three- and six-month periods ended June 26, 2026 and June 27, 2025, respectively.

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

	As of June 26, 2026
	Limited Partner Interests	Subordinated Limited Partner Interests	General Partner Interests	Total Partner Interests
Total Partnership capital(1)	$1,722	$746	$2,557	$5,025
Partnership capital owned by partners with individual loans	$141	$—	$1,417	$1,558
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	8%	—	55%	31%

Individual loans:
LP Loan Program	$41	$—	$—	$41
GP Loan Program	—	—	491	491
Partnership loans	—	—	13	13
Total individual loans	$41	$—	$504	$545
Individual loans as a percent of total Partnership capital	2%	—	20%	11%
Individual loans as a percent of respective Partnership capital owned by partners with loans	29%	—	36%	35%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of June 26, 2026 and December 31, 2025:

	June 26, 2026	December 31, 2025
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

The Partnership has a $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022 and amended from time to time thereafter. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2022 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. As of June 26, 2026, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of June 26, 2026 or December 31, 2025. In addition, the Partnership did not have any draws against these lines of credit during the six-month period ended June 26, 2026.

Cash Activity

As of June 26, 2026, the Partnership had $1,859 in cash and cash equivalents, $212 in securities purchased under agreements to resell, which generally have overnight maturities, and $200 in government and agency securities owned. This totaled $2,271 of Partnership liquidity as of June 26, 2026, a 49% decrease from $4,469 as of December 31, 2025. Changes in liquidity were due to timing of daily client cash activity in relation to the weekly segregation requirement and generally higher cash balances held at the end of December to fund partner distributions. The Partnership had $12,160 and $14,069 in cash and investments segregated under federal regulations as of June 26, 2026 and December 31, 2025, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

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

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	June 26, 2026	December 31, 2025	% Change
U.S.:
Net capital	$1,180	$1,042	13%
Net capital in excess of the minimum required	$1,089	$963	13%
Net capital as a percentage of aggregate debit items	25.9%	26.4%	-2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	4.5%	9.5%	-52%

Canada:
Regulatory risk-adjusted capital	$112	$102	10%
Regulatory risk-adjusted capital in excess of the minimum required	$111	$101	10%

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, tariffs and other trade restrictions, the U.S. federal debt ceiling, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation, including changes in tax laws; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology, including artificial intelligence, and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report. These forward-looking statements were based on information, plans, and estimates as of the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $4.2 billion and $16.6 billion, respectively, for the six-month period ended June 26, 2026 and earned interest at an average annual rate of approximately 636 and 370 basis points (6.36% and 3.70%), respectively, during the first six months of 2026. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 26, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $725 thousand in subordinated limited partner interests ("SLP Interests"), which are described in the Partnership Agreement, to retiring general partners during the second quarter of 2026. The Partnership also issued $1,025 thousand in Class A limited partner interests ("Class A Limited Partner Interests"), which are described in the Partnership Agreement, to associates during the second quarter of 2026. The Partnership issued the SLP Interests and Class A Limited Partner Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

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

3.4	*

Second Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 17, 2026, incorporated by reference from Exhibit 3.4 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 27, 2026.

3.5	*

Third Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 16, 2026, incorporated by reference from Exhibit 3.5 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 27, 2026.

3.6	**	Fourth Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 12, 2026.
3.7	**	Fifth Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 11, 2026.
3.8	**	Sixth Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 14, 2026.
31.1	**

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
August 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 7, 2026
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	August 7, 2026
Andrew T. Miedler