Form 10-Q
period 2026-09-25
JONES FINANCIAL COMPANIES LLLP
filed 2026-11-05
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2026

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

As of October 30, 2026, 1,711,327 units of Class A limited partner interests were outstanding, each representing $1,000 of Class A limited partner capital, and $798,565,639 of notional capital in limited partnership Profits Interests were outstanding. There is no public or private market for the Class A limited partner interests or the limited partnership Profits Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	September 25, 2026	December 31, 2025
ASSETS:
Cash and cash equivalents	$3,095	$3,782
Cash and investments segregated under federal regulations	10,161	14,069
Securities purchased under agreements to resell	806	687
Receivables from:
Clients	6,528	5,369
Mutual funds, insurance companies and other	1,381	1,047
Brokers, dealers and clearing organizations	154	520
Securities owned, at fair value:
Investment securities	801	477
Inventory securities	81	54
Fixed assets, at cost, net of accumulated depreciation and amortization	1,897	1,759
Lease right-of-use assets	1,245	1,169
Other assets	1,791	1,575

TOTAL ASSETS	$27,940	$30,508

LIABILITIES:
Payables to:
Clients	$15,608	$18,605
Brokers, dealers and clearing organizations	117	95
Accrued compensation and employee benefits	3,604	3,600
Accounts payable, accrued expenses and other	1,779	2,190
Lease liabilities	1,297	1,216
	22,405	25,706
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,713	1,713
Subordinated limited partners	750	742
General partners	2,618	1,669
Total	5,081	4,124
Reserve for anticipated withdrawals	454	678
Total partnership capital and Profits Interests subject to mandatory redemption	5,535	4,802

TOTAL LIABILITIES	$27,940	$30,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Revenue:
Fee revenue
Asset-based	$4,335	$3,667	$12,328	$10,307
Account and activity	186	184	561	556
Total fee revenue	4,521	3,851	12,889	10,863
Trade revenue	430	448	1,340	1,340
Interest and dividends	223	260	676	795
Other (loss) revenue, net	(4)	29	25	92
Total revenue	5,170	4,588	14,930	13,090
Interest expense	37	49	118	149
Net revenue	5,133	4,539	14,812	12,941
Operating expenses:
Compensation and benefits	3,510	3,216	10,253	9,113
Communications and data processing	367	300	1,040	844
Occupancy and equipment	176	167	520	494
Fund sub-adviser fees	113	95	317	268
Professional and consulting fees	94	66	234	189
Advertising	53	34	141	110
Other operating expenses	190	135	531	413
Total operating expenses	4,503	4,013	13,036	11,431

Income before allocations	630	526	1,776	1,510

Allocations:
Limited partners	80	78	229	220
Profits Interests	35	18	94	51
Subordinated limited partners	66	55	190	160
General partners	449	375	1,263	1,079
Net income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partner unit outstanding	$43.73	$40.19	$123.44	$115.79

Weighted average $1,000 equivalent limited partner units outstanding	1,716,751	1,724,426	1,722,689	1,730,541

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net income	$—	$—	$—	$—
Other comprehensive income:
Foreign currency translation	—	(1)	2	3
Comprehensive (loss) income before allocations	—	(1)	2	3

Allocations	—	(1)	2	3
Total comprehensive income	$—	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL AND PROFITS INTERESTS

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2026

(Unaudited)

(Dollars in millions)	Limited Partner Capital	Profits Interests	Subordinated Limited Partner Capital	General Partner Capital	Total
2026
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2025	$1,913	$25	$820	$2,044	$4,802
Reserve for anticipated withdrawals	(200)	(25)	(78)	(375)	(678)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2025	$1,713	$—	$742	$1,669	$4,124
Partnership loans outstanding, December 31, 2025	—	—	—	424	424
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2025	1,713	—	742	2,093	4,548
Issuance of partnership interests	20	—	39	308	367
Redemption of partnership interests	(7)	—	(35)	(27)	(69)
Net income allocations	68	27	60	386	541
Other comprehensive income allocations	1	—	1	3	5
Distributions	15	(1)	—	(21)	(7)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, March 27, 2026	1,810	26	807	2,742	5,385
Issuance of partnership interests	1	—	—	5	6
Redemption of partnership interests	(5)	—	—	(5)	(10)
Net income allocations	81	32	64	428	605
Other comprehensive loss allocations	(1)	—	(1)	(1)	(3)
Distributions	(33)	(47)	(103)	(435)	(618)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, June 26, 2026	1,853	11	767	2,734	5,365
Issuance of partnership interests	—	—	5	—	5
Redemption of partnership interests	(9)	—	(1)	(28)	(38)
Net income allocations	80	35	66	449	630
Distributions	(2)	(36)	(67)	(310)	(415)
Total partnership capital, including capital financed with partnership loans, and Profits Interests, September 25, 2026	1,922	10	770	2,845	5,547
Partnership loans outstanding, September 25, 2026	—	—	—	(12)	(12)
TOTAL PARTNERSHIP CAPITAL AND PROFITS INTERESTS SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 25, 2026	$1,922	$10	$770	$2,833	$5,535
Reserve for anticipated withdrawals	(209)	(10)	(20)	(215)	(454)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 25, 2026	$1,713	$—	$750	$2,618	$5,081

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 25, 2026	September 26, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations	1,776	1,510
Foreign currency translation	2	3
Depreciation and amortization	617	533

Changes in assets and liabilities:
Investments segregated under federal regulations	3,734	3,482
Securities purchased under agreements to resell	(119)	659
Net payable to clients	(4,156)	(2,244)
Net receivable from brokers, dealers and clearing organizations	388	(36)
Receivable from mutual funds, insurance companies and other	(334)	(67)
Securities owned	(351)	(193)
Other assets	(224)	(161)
Lease liabilities	(284)	(272)
Accrued compensation and employee benefits	4	115
Accounts payable, accrued expenses and other	(410)	(10)
Net cash provided by operating activities	643	3,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(459)	(505)
Cash used in investing activities	(459)	(505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of partnership loans	266	48
Issuance of partner interests	364	73
Redemption of partner interests	(117)	(154)
Distributions from partnership capital	(1,558)	(1,409)
Net cash used in financing activities	(1,045)	(1,442)
Net (decrease) increase in cash, cash equivalents and restricted cash	(861)	1,372

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,380	6,350
End of period	$7,519	$7,722

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership,” "JFC" or the "Firm"). The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2026 and November 30, 2025 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three- and nine-month periods ended August 31, 2026 and 2025 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Partnership Capital and Profits Interests Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and the Partnership's operating subsidiary in Canada, Edward Jones (an Ontario limited partnership), is a registered investment dealer in Canada ("EJ Canada"). The Partnership is a leading financial services firm and conducts business throughout North America through its U.S. and Canada business units with its clients, various brokers, dealers, clearing organizations, depositories and banks. Through these retail brokerage entities, the Partnership primarily serves individual investors in the U.S. and Canada and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients and commissions for the distribution of mutual fund shares and insurance products and the purchase or sale of securities. For financial information related to the Partnership’s two operating segments for the three- and nine-month periods ended September 25, 2026 and September 26, 2025, see Note 4 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Money Market Fund") and the sub-advised mutual funds comprising the Bridge Builder® Trust.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles, which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations. The Partnership evaluated subsequent events for recognition or disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure other than disclosed in Note 11.

There have been no material changes to the Partnership's significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). The results of operations for the three- and nine-month periods ended September 25, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Partnership's Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – LEASES

For the three- and nine-month periods ended September 25, 2026 and September 26, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $95 and $92 and $284 and $272, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $132 and $109 and $356 and $307, respectively. As of September 25, 2026 and December 31, 2025, the weighted-average remaining lease term was five years for both periods and the weighted-average discount rates were 4.5% and 4.4%, respectively.

The following table summarizes the Partnership's operating lease cost, variable lease cost not included in the lease liability and total lease cost for the:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Operating lease cost	$95	$91	$283	$269
Variable lease cost	20	19	60	57
Total lease cost	$115	$110	$343	$326

The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

September 25, 2026
2026	$95
2027	360
2028	303
2029	233
2030	161
Thereafter	317
Total lease payments	1,469
Less: Interest	172
Total present value of lease liabilities	$1,297

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

NOTE 3 – RECEIVABLES AND REVENUE

As of September 25, 2026 and December 31, 2025, collateral held for receivables from clients was $10,135 and $7,224, respectively, and collateral held for securities purchased under agreements to resell was $818 and $697, respectively. Given the nature of the agreements for receivables from clients and given the counterparties for resale agreements are financial institutions that the Partnership considers to be reputable and reliable, the Partnership does not expect the fair value of collateral to fall below the value of the agreements frequently or for an extended period of time. Therefore, the allowance for credit loss was zero for each period.

As of September 25, 2026, December 31, 2025 and December 31, 2024, $1,188, $1,056 and $883, respectively, of the receivable from clients balance and $441, $368 and $377, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers. The related fees are paid out of client accounts or third-party products consisting of cash and securities, the value of those accounts continues to exceed the amortized cost basis of these receivables and the receivables have a short duration. As a result, the Partnership does not expect an event or change which would result in the receivables being undercollateralized or unpaid. The allowance for credit loss for receivables from contracts with customers was zero as of September 25, 2026 and December 31, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information. See Note 4 for segment information.

	Three Months Ended			Three Months Ended
	September 25, 2026			September 26, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,431	$78	$3,509	$2,826	$60	$2,886
Service fees	432	28	460	411	27	438
Cash solutions fees	129	—	129	135	—	135
Other asset-based fees	237	—	237	208	—	208
Total asset-based fee revenue	4,229	106	4,335	3,580	87	3,667
Account and activity fee revenue:
Shareholder accounting services fees	114	—	114	115	—	115
Other account and activity fee revenue	69	3	72	67	2	69
Total account and activity fee revenue	183	3	186	182	2	184
Total fee revenue	4,412	109	4,521	3,762	89	3,851
Trade revenue:
Commissions	363	13	376	370	12	382
Principal transactions	51	3	54	63	3	66
Total trade revenue	414	16	430	433	15	448
Total revenue from customers	4,826	125	4,951	4,195	104	4,299
Net interest and dividends and other revenue	166	16	182	223	17	240
Net revenue	$4,992	$141	$5,133	$4,418	$121	$4,539

	Nine Months Ended			Nine Months Ended
	September 25, 2026			September 26, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$9,686	$219	$9,905	$7,873	$163	$8,036
Service fees	1,268	82	1,350	1,174	79	1,253
Cash solutions fees	392	—	392	422	—	422
Other asset-based fees	681	—	681	596	—	596
Total asset-based fee revenue	12,027	301	12,328	10,065	242	10,307
Account and activity fee revenue:
Shareholder accounting services fees	342	—	342	348	—	348
Other account and activity fee revenue	210	9	219	199	9	208
Total account and activity fee revenue	552	9	561	547	9	556
Total fee revenue	12,579	310	12,889	10,612	251	10,863
Trade revenue:
Commissions	1,133	42	1,175	1,111	38	1,149
Principal transactions	158	7	165	183	8	191
Total trade revenue	1,291	49	1,340	1,294	46	1,340
Total revenue from customers	13,870	359	14,229	11,906	297	12,203
Net interest and dividends and other revenue	533	50	583	688	50	738
Net revenue	$14,403	$409	$14,812	$12,594	$347	$12,941

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

	Three Months Ended			Three Months Ended
	September 25, 2026			September 26, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$4,992	$141	$5,133	$4,418	$121	$4,539
FA compensation and benefits	1,935	56	1,991	1,710	48	1,758
Home office operating expense	982	31	1,013	822	27	849
Branch office operating expense	645	19	664	597	19	616
Variable compensation	816	19	835	774	16	790
Operating expenses	4,378	125	4,503	3,903	110	4,013
Income before allocations	$614	$16	$630	$515	$11	$526

Income before allocations margin	12.2%	11.3%	12.2%	11.5%	9.3%	11.5%
Net interest and dividends revenue	$177	$8	$185	$201	$10	$211
Depreciation and amortization	$210	$5	$215	$183	$7	$190
Total assets at period end	$26,461	$1,479	$27,940	$26,461	$1,265	$27,726

	Nine Months Ended			Nine Months Ended
	September 25, 2026			September 26, 2025
	U.S.	Canada	Total	U.S.	Canada	Total
Net revenue	$14,403	$409	$14,812	$12,594	$347	$12,941
FA compensation	5,702	165	5,867	4,961	142	5,103
Home office operating expense	2,759	93	2,852	2,451	81	2,532
Branch office operating expense	1,896	58	1,954	1,753	54	1,807
Variable compensation	2,311	52	2,363	1,946	43	1,989
Operating expenses	12,668	368	13,036	11,111	320	11,431
Income before allocations	$1,735	$41	$1,776	$1,483	$27	$1,510

Income before allocations margin	11.9%	10.0%	11.9%	11.6%	7.8%	11.5%
Net interest and dividends revenue	$531	$27	$558	$614	$32	$646
Depreciation and amortization	$606	$11	$617	$517	$16	$533
Total assets at period end	$26,461	$1,479	$27,940	$26,461	$1,265	$27,726

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine- and twelve-month periods ended September 25, 2026 and December 31, 2025, respectively. The following tables show the Partnership’s financial assets and liabilities measured at fair value as of:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	September 25, 2026
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Money market funds	$111	$—	$—	$111
Certificates of deposit	—	95	—	95
Total cash equivalents	$111	$95	$—	$206

Investments segregated under federal regulations:
U.S. treasuries	5,737	—	—	5,737
Total investments segregated under federal regulations	$5,737	$—	$—	$5,737

Securities owned:
Investment securities:
Government and agency obligations	$400	$—	$—	$400
Mutual funds(1)	392	—	—	392
Equities	9	—	—	9
Total investment securities	$801	$—	$—	$801

Inventory securities:
Municipal obligations	$—	$33	$—	$33
Certificates of deposit	—	19	—	19
Mutual funds	11	—	—	11
Equities	9	—	—	9
Corporate bonds and notes	—	8	—	8
Government and agency obligations	1	—	—	1
Total inventory securities	$21	$60	$—	$81

Other assets:
Client fractional share ownership assets	$1,236	$—	$—	$1,236

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,236	$—	$—	$1,236

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	December 31, 2025
	Level I	Level II	Level III	Total
Assets:
Cash equivalents:
Money market funds	$107	$—	$—	$107
Certificates of deposit	—	95	—	95
Total cash equivalents	$107	$95	$—	$202

Investments segregated under federal regulations:
U.S. treasuries	$9,271	$—	$—	$9,271
Certificates of deposit	—	200	—	200
Total investments segregated under federal regulations	$9,271	$200	$—	$9,471

Securities owned:
Investment securities:
Mutual funds(1)	$393	$—	$—	$393
Certificates of deposit	—	75	—	75
Equities	9	—	—	9
Total investment securities	$402	$75	$—	$477

Inventory securities:
Municipal obligations	$—	$23	$—	$23
Equities	17	—	—	17
Certificates of deposit	—	6	—	6
Corporate bonds and notes	—	5	—	5
Mutual funds	2	—	—	2
Government and agency obligations	1	—	—	1
Total inventory securities	$20	$34	$—	$54

Other assets:
Client fractional share ownership assets	$1,118	$—	$—	$1,118

Liabilities:
Accounts payable, accrued expenses and other:
Client fractional share redemption obligations	$1,118	$—	$—	$1,118

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

The Partnership did not renew Partnership loans to existing general partners in 2026. Starting in 2026, any general partner who elects to finance some or all of their Partnership capital contributions for their general partner interest may elect to individually borrow funds via unsecured promissory notes payable to a third-party bank. As of December 31, 2025, the outstanding amount of Partnership loans was $424, however, the full loan balance was paid off in January 2026. During 2026, the Partnership expects to make loans available to new general partners who require financing. Those loans will expire at the end of 2026 and thereafter, the applicable general partners may elect to seek third-party bank financing consistent with other general partners. As of September 25, 2026, the outstanding amount of Partnership loans was $12 which will expire at the end of the year. Additionally, in 2026 the Partnership reduced the amount of general partner capital issued.

Holders of both Class A limited partner interests and Class B limited partner interests participate in the Partnership's net income, although the applicable allocation methodologies differ between the two classes. In addition, Class A limited partner interests are entitled to receive a fixed 7½% Payment under the Partnership Agreement, which is recognized by the Partnership as interest expense, while Class B limited partner interests are not. Under the terms of the Partnership Agreement, Class B limited partner interests will not be issued before and no Class A limited partner interests will be issued after the Recapitalization Date (as defined in the Partnership Agreement).

The fixed 7 1/2% annual return on the face amount of Class A limited partnership capital (the "7 1/2% Payment") was $32 and $97 for the three- and nine-month periods, respectively, ended September 25, 2026 and September 26, 2025, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The Partnership is currently conducting an offering of Class B limited partner interests pursuant to, and subject to the terms and conditions of, the 2025 Plan (the “Class B Offering”). The Partnership expects to issue the Class B limited partner interests accepted through the Class B Offering on or about January 4, 2027, effective as of January 1, 2027.

The Partnership is also conducting an exchange offer pursuant to which Class A limited partners may elect to exchange some or all of their respective Class A limited partner interests for Class B limited partner interests on a one-for-one basis (the “Exchange Offer”). The Exchange Offer commenced September 8, 2026, and is currently scheduled to expire December 28, 2026. The Partnership expects the exchange of interests accepted in the Exchange Offer to be effective as of January 1, 2027, and to issue the related Class B limited partner interests on or about January 4, 2027. The Partnership will not receive any proceeds from the Exchange Offer. Upon completion of the Exchange Offer, the Partnership will reallocate the capital contributions associated with the Class A limited partner interests accepted for exchange to the Class B limited partner interests issued in exchange. The terms and conditions of the Exchange Offer are described in the applicable offering documents previously filed by the Partnership with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	September 25, 2026	December 31, 2025
U.S.:
Net capital	$901	$1,042
Net capital in excess of the minimum required	$802	$963
Net capital as a percentage of aggregate debit items	18.1%	26.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	4.4%	9.5%

Canada:
Regulatory risk-adjusted capital	$126	$102
Regulatory risk-adjusted capital in excess of the minimum required	$125	$101

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

Home Office Gender Discrimination Class Action. Edward Jones and JFC were named as defendants in a lawsuit brought by a former employee (Zigler v. Edward D. Jones & Co., L.P. et al.) in the Northern District of Illinois. The initial complaint filed on September 1, 2022 alleged putative class and collective claims under the Equal Pay Act of 1963 ("EPA"), Title VII of the Civil Rights Act of 1964 ("Title VII") and Illinois state laws of gender-based wage discrimination against a subset of female home office associates whom the plaintiff described as “home office financial advisor[s]." The plaintiff amended the complaint on November 29, 2022, seeking to expand the putative collective and class definitions to include all female home office associates in any role. Edward Jones and JFC filed a motion to dismiss the amended complaint on January 6, 2023. In June 2023, the district court granted in part and denied in part the defendants' motion to dismiss, permitting the plaintiff's EPA claim and related state-law claim to proceed in connection with only one of the roles she held during her employment by the firm, limiting the plaintiff's Title VII claim and related state-law claim to a disparate treatment theory of liability as opposed to a disparate impact theory, and accepting the plaintiff's agreement to dismiss JFC from the case without

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

prejudice. In May 2025, the district court granted plaintiff's motion to amend the complaint to reallege pay discrimination with regard to both roles plaintiff held during her employment with the firm, as well as the previously dismissed Title VII disparate impact claim. Plaintiff’s amended complaint maintains similar putative collective and class definitions to include all female home office associates in any role. On May 27, 2025, Edward Jones filed its answer and affirmative defenses to the amended complaint. Edward Jones also filed a motion to dismiss on personal jurisdiction grounds, and that motion remains pending. In June 2025, plaintiff filed a motion for sanctions, alleging a failure to produce ordered documents. On July 23, 2025, the district court granted plaintiff's motion. Edward Jones filed a motion for reconsideration which was granted on September 9, 2025. Phase I fact and expert discovery is complete. In July 2026, plaintiff moved for class certification and Edward Jones moved for summary judgment on plaintiff's individual claims. Edward Jones denies the allegations and intends to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for probable losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for losses for those matters where it is probable that the Partnership will incur a loss to the extent that the amount of such loss can be reasonably estimated. This liability represents the Partnership’s estimate of the probable loss as of September 25, 2026, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel and is believed to be sufficient. The aggregate accrued liability is recorded in accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $34 as of September 25, 2026. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities as of September 25, 2026 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral	Net amount
September 25, 2026	$806	—	806	—	(806)	$—
December 31, 2025	$687	—	687	—	(687)	$—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – CASH FLOW INFORMATION

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 25, 2026	September 26, 2025
Cash and cash equivalents	$3,095	$3,299

Cash and investments segregated under federal regulations	10,161	11,976
Less: Investments segregated under federal regulations	5,737	7,553
Restricted cash	4,424	4,423

Total cash, cash equivalents and restricted cash	$7,519	$7,722

Restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to Rule 15c3-3 under the Exchange Act.

NOTE 11 – SUBSEQUENT EVENT

In November 2026, the Partnership entered into a new $750 committed line of credit (the "2026 Credit Facility") which replaced the $500 committed line of credit facility entered into in 2022. In accordance with the terms of the 2026 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $3,811. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,592 and a minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type and duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2026 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

Introduction

The Partnership is a leading financial services firm which operates throughout North America in the U.S. and Canada. The Partnership's more than 20,000 financial advisors serve more than 9 million clients with a total of $2.7 trillion in client assets under care as of September 25, 2026. The Partnership's purpose is to partner for positive impact to improve the lives of its clients and colleagues, and together, better our communities and society. Through the dedication of the Firm's approximately 55,000 associates and our branch presence in 68% of U.S. counties and all Canadian provinces, the Firm is committed to helping improve the financial fulfillment for tens of millions of long-term investors across North America by providing comprehensive, personalized planning and professional advice.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key financial metrics as of, and for the three- and nine-month periods ended, September 25, 2026 and September 26, 2025. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept. 25, 2026	Sept. 26, 2025	% Change	Sept. 25, 2026	Sept. 26, 2025	% Change
Revenue:
Fee revenue	$4,521	$3,851	17%	$12,889	$10,863	19%
% of net revenue	88%	85%	4%	87%	84%	4%
Trade revenue	430	448	-4%	1,340	1,340	—
% of net revenue	8%	10%	-20%	9%	10%	-10%
Interest and dividends	223	260	-14%	676	795	-15%
Other (loss) revenue, net	(4)	29	-114%	25	92	-73%
Total revenue	5,170	4,588	13%	14,930	13,090	14%
Interest expense	37	49	-24%	118	149	-21%
Net revenue	5,133	4,539	13%	14,812	12,941	14%
Operating expenses	4,503	4,013	12%	13,036	11,431	14%
Income before allocations	$630	$526	20%	$1,776	$1,510	18%

Related metrics:
Income before allocations margin(1)	12.2%	11.5%	6%	11.9%	11.5%	3%
Client assets under care ($ billions):
Total:
At period end	$2,688	$2,421	11%	$2,688	$2,421	11%
Average	$2,681	$2,365	13%	$2,597	$2,262	15%
Advisory programs:
At period end	$1,234	$1,036	19%	$1,234	$1,036	19%
Average	$1,224	$1,002	22%	$1,164	$944	23%
Client households at period end(2)	6.3	6.2	2%	6.3	6.2	2%
Net new assets for the period ($ billions)(3)	$19	$17	12%	$55	$51	8%
Financial advisors (actual):
At period end	20,654	20,429	1%	20,654	20,429	1%
Average	20,587	20,368	1%	20,546	20,302	1%

(1)
Income before allocations margin is income before allocations expressed as a percentage of total revenue.
(2)
Prior year numbers were updated to conform to current year presentation.
(3)
Net new assets represents cash and securities inflows and outflows, including fees and commissions and excluding mutual fund capital gain distributions received by U.S. clients.

Third Quarter 2026 versus Third Quarter 2025 Overview

The Partnership ended the third quarter of 2026 with $2.7 trillion of assets under care ("AUC"), including $1.2 trillion of advisory programs AUC. Average client AUC increased 13%, reflecting increases in the market value of client assets, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 22% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets increased by 12% compared to the third quarter of 2025 due to stronger client inflows, partially offset by higher client outflows. The Partnership ended the third quarter with 20,654 financial advisors.

Net revenue increased 13% to $5,133, primarily due to an increase in asset-based fee revenue. The increase in asset-based fee revenue was primarily due to growth in advisory programs with higher average market levels and the continued increase in investment of client dollars into advisory programs.

Operating expenses increased 12% to $4,503, primarily due to increases in financial advisor compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation and

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

Income before allocations increased 20% to $630. Income before allocations margin was 12.2% in the third quarter of 2026, reflecting strong current financial results while continuing to invest in the future.

Nine Months Ended September 25, 2026 versus Nine Months Ended September 26, 2025 Overview

Average client AUC increased 15%, reflecting increases in the market value of client assets, as well as the cumulative impact of net new assets gathered. Advisory programs' average AUC increased 23% due to higher average market levels and the increased investment of client dollars into advisory programs. Net new assets increased by 8% compared to prior year due to stronger client inflows, partially offset by higher client outflows.

Net revenue increased 14% to $14,812, primarily due to an increase in asset-based fee revenue, partially offset by a decrease in other (loss) revenue, net. The increase in asset-based fee revenue was primarily due to growth in advisory programs with higher average market levels and the continued increase in investment of client dollars into advisory programs. Other (loss) revenue, net decreased primarily due to unrealized losses from changes in the fair market value of investment securities.

Operating expenses increased 14% to $13,036, primarily due to increases in financial advisor compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation and benefits increased primarily due to an increase in revenues on which commissions are earned. Variable compensation increased due to increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

Income before allocations increased 18% to $1,776. Income before allocations margin was 11.9% for the first nine months of 2026, reflecting strong current financial results while continuing to invest in the future.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 25, 2026 AND SEPTEMBER 26, 2025

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 17% to $4,521 and 19% to $12,889 in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept. 25, 2026	Sept. 26, 2025	% Change	Sept. 25, 2026	Sept. 26, 2025	% Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,509	$2,886	22%	$9,905	$8,036	23%
Service fees	460	438	5%	1,350	1,253	8%
Cash solutions fees	129	135	-4%	392	422	-7%
Other asset-based fees	237	208	14%	681	596	14%
Total asset-based fee revenue	4,335	3,667	18%	12,328	10,307	20%
Account and activity fee revenue:
Shareholder accounting services fees	114	115	-1%	342	348	-2%
Other account and activity fee revenue	72	69	4%	219	208	5%
Total account and activity fee revenue	186	184	1%	561	556	1%
Total fee revenue	$4,521	$3,851	17%	$12,889	$10,863	19%

Related metrics ($ billions) (1):
Average advisory programs AUC	$1,224	$1,002	22%	$1,164	$944	23%
Average AUC of mutual fund assets held outside of advisory programs	$759	$716	6%	$749	$689	9%

(1)
Assets on which the Partnership earns asset-based fee revenue. Prior year numbers were updated to conform to current year presentation to include Canada.

Asset-based fee revenue increased 18% to $4,335 and 20% to $12,328 in the third quarter and first nine months of 2026, respectively, primarily due to increases in revenue from advisory programs fees. Growth in revenue from advisory programs was due to higher average market levels as well as the continued increase in investment of client dollars into advisory programs.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 4% in the third quarter compared to the same period in 2025 and was unchanged in the first nine months of 2026 compared to the first nine months of 2025. A discussion of trade revenue components follows.

	Three Months Ended					Nine Months Ended
	Sept. 25, 2026		Sept. 26, 2025		% Change	Sept. 25, 2026		Sept. 26, 2025		% Change
Trade revenue:
Commissions revenue:
Equities	$165		$158		4%	$548		$494		11%
Mutual funds	86		107		-20%	305		328		-7%
Insurance products and other	125		117		7%	322		327		-2%
Total commissions revenue	$376		$382		-2%	$1,175		$1,149		2%
Principal transactions	54		66		-18%	165		191		-14%
Total trade revenue	$430		$448		-4%	$1,340		$1,340		—

Related metrics:
Client dollars invested ($ billions)(1)
Equities	$12.6	26%	$11.6	23%	9%	$42.5	28%	$36.4	23%	17%
Mutual funds	5.5	12%	7.0	14%	-21%	19.6	13%	21.1	13%	-7%
Insurance products and other	4.0	8%	4.3	8%	-7%	10.0	7%	12.4	8%	-19%
Principal transactions	26.0	54%	28.2	55%	-8%	77.5	52%	90.5	56%	-14%
Total client dollars invested	$48.1		$51.1		-6%	$149.6		$160.4		-7%

Margin per $1,000 invested	$9.0		$8.7		3%	$9.0		$8.4		7%
U.S. business days	63		63		—	184		184		—

(1)
Percentages represent client dollars invested in each product as a percent of total client dollars invested.

Trade revenue decreased in the third quarter of 2026 primarily due to decreases in mutual funds commissions revenue and principal transactions revenue from lower client dollars invested in those products. For the first nine months of 2026, decreases in mutual funds commissions revenue and principal transactions revenue from lower client dollars invested were offset by higher equities commissions revenue from higher client dollars invested in equities. Overall margin increased in both periods from a shift in the product mix with a higher proportion of client dollars invested in equities, which generally earn higher margins than principal transaction products.

Net Interest and Dividends

Net interest and dividends revenue decreased 12% to $186 and 14% to $558 in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The decreases were primarily due to reduced interest income earned on short-term investments in U.S. treasuries, partially offset by decreases in customer credit interest expense paid on client balances. Overall, the decreases reflect the impact of a lower interest rate environment.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Operating Expenses

Operating expenses increased 12% and 14% in the third quarter and first nine months of 2026 to $4,503 and $13,036, respectively, compared to the same periods in 2025. A discussion of operating expense components follows.

	Three Months Ended			Nine Months Ended
	Sept. 25, 2026	Sept. 26, 2025	% Change	Sept. 25, 2026	Sept. 26, 2025	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,991	$1,758	13%	$5,867	$5,103	15%
Home office and branch	684	668	2%	2,023	2,021	—
Variable compensation	835	790	6%	2,363	1,989	19%
Total compensation and benefits	3,510	3,216	9%	10,253	9,113	13%
Communications and data processing	367	300	22%	1,040	844	23%
Occupancy and equipment	176	167	5%	520	494	5%
Fund sub-adviser fees	113	95	19%	317	268	18%
Professional and consulting fees	94	66	42%	234	189	24%
Advertising	53	34	56%	141	110	28%
Other operating expenses	190	135	41%	531	413	29%
Total operating expenses	$4,503	$4,013	12%	$13,036	$11,431	14%

Related metrics (actual):
Number of physical branches:
At period end	14,492	15,022	-4%	14,492	15,022	-4%
Average	14,587	15,048	-3%	14,726	15,104	-3%
Financial advisors:
At period end	20,654	20,429	1%	20,654	20,429	1%
Average	20,587	20,368	1%	20,546	20,302	1%
Client support team professionals(1):
At period end	20,638	20,521	1%	20,638	20,521	1%
Average	20,630	20,537	—	20,507	20,355	1%
Home office associates(1):
At period end	8,836	9,419	-6%	8,836	9,419	-6%
Average	8,823	9,441	-7%	8,905	9,424	-6%

(1)
Counted on a full-time equivalent basis.

The increases in operating expenses in the third quarter and first nine months of 2026 compared to the same periods in 2025 were primarily due to increases in financial advisor compensation and benefits expense, variable compensation, and communications and data processing expense, which are described below.

Financial advisor compensation and benefits expense increased 13% and 15% in the third quarter and first nine months of 2026 to $1,991 and $5,867, respectively. The increases were primarily due to increases in revenues on which commissions are earned.

Variable compensation expands and contracts in relation to the Partnership’s profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing and remains a key component of the Firm's performance-based compensation model. Variable compensation increased 6% and 19% in the third quarter and first nine months of 2026 to $835 and $2,363, respectively, due to increased branch profitability and overall Firm profitability.

Communications and data processing expense increased 22% and 23% in the third quarter and first nine months of 2026 to $367 and $1,040, respectively, primarily due to continued investments in new tools and technology and related higher depreciation expense as a result of these recent investments.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

	U.S.			Canada
	Three Months Ended			Three Months Ended
	Sept. 25, 2026	Sept. 26, 2025	% Change	Sept. 25, 2026	Sept. 26, 2025	% Change
Net revenue	$4,992	$4,418	13%	$141	$121	17%
FA compensation and benefits	1,935	1,710	13%	56	48	17%
Home office operating expense	982	822	19%	31	27	15%
Branch office operating expense	645	597	8%	19	19	—
Variable compensation	816	774	5%	19	16	19%
Operating expenses	4,378	3,903	12%	125	110	14%
Income before allocations	$614	$515	19%	$16	$11	45%

Income before allocations margin	12.2%	11.5%	6%	11.3%	9.3%	22%
Pre-variable income margin	28.4%	28.8%	-1%	24.8%	22.4%	11%
Client assets under care ($ billions):
At period end	$2,632.3	$2,369.7	11%	$56.2	$51.1	10%
Average	$2,624.5	$2,315.3	13%	$56.8	$49.8	14%
Client households at period end(1)	6.1	6.0	2%	0.2	0.2	—
Net new assets for the period ($ billions)	$18.8	$16.6	13%	$0.2	$0.3	-33%
Financial advisors (actual):
At period end	19,787	19,559	1%	867	870	—
Average	19,722	19,495	1%	865	873	-1%

	U.S.			Canada
	Nine Months Ended			Nine Months Ended
	Sept. 25, 2026	Sept. 26, 2025	% Change	Sept. 25, 2026	Sept. 26, 2025	% Change
Net revenue	$14,403	$12,594	14%	$409	$347	18%
FA compensation and benefits	5,702	4,961	15%	165	142	16%
Home office operating expense	2,759	2,451	13%	93	81	15%
Branch office operating expense	1,896	1,753	8%	58	54	7%
Variable compensation	2,311	1,946	19%	52	43	21%
Operating expenses	12,668	11,111	14%	368	320	15%
Income before allocations	$1,735	$1,483	17%	$41	$27	52%

Income before allocations margin	11.9%	11.6%	3%	10.0%	7.8%	29%
Pre-variable income margin	27.9%	26.9%	4%	22.7%	20.3%	12%
Client assets under care ($ billions):
At period end	$2,632.3	$2,369.7	11%	$56.2	$51.1	10%
Average	$2,541.7	$2,214.9	15%	$55.4	$47.3	17%
Client households at period end(1)	6.1	6.0	2%	0.2	0.2	—
Net new assets for the period ($ billions)	$54.1	$49.8	9%	$0.8	$1.2	-33%
Financial advisors (actual):
At period end	19,787	19,559	1%	867	870	—
Average	19,673	19,428	1%	873	874	—

(1)
Prior year numbers were updated to conform to current year presentation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

U.S.

Net revenue increased 13% and 14% in the third quarter and first nine months of 2026 to $4,992 and $14,403, respectively, compared to the same periods in 2025, primarily due to increases in asset-based revenue. The increases in asset-based fee revenue were primarily due to growth in revenue from advisory programs, driven by higher average market levels, as well as the continued increases in investment of client dollars into advisory programs.

Operating expenses increased 12% and 14% to $4,378 and $12,668 in the third quarter and first nine months of 2026, respectively, primarily due to increases in financial advisor compensation and benefits expense, variable compensation and communications and data processing expense. Financial advisor compensation increased 13% and 15% in the third quarter and first nine months of 2026 to $1,935 and $5,702, respectively, primarily due to increases in revenues on which commissions are earned. Variable compensation increased 5% to $816 and 19% to $2,311 in the third quarter and first nine months of 2026, respectively, due to increased branch profitability and overall Firm profitability. Communications and data processing increased due to continued investments in new tools and technology and higher depreciation expense as a result of these recent investments.

Income before allocations increased 19% to $614 and 17% to $1,735 in the third quarter and first nine months of 2026, respectively. Income before allocations margin was 12.2% and 11.9% in the third quarter and first nine months of 2026, respectively, reflecting strong current financial results while continuing to invest in the future.

Canada

Net revenue increased 17% to $141 and 18% to $409 in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025, primarily due to increases in asset-based fee revenue. Asset-based fee revenue increased due to increases in advisory programs fees from higher average market levels.

Operating expenses increased 14% to $125 and 15% to $368 in the third quarter and first nine months of 2026, respectively, primarily due to increases in financial advisor compensation and benefits expense and variable compensation. Financial advisor compensation increased 17% to $56 and 16% to $165 in the third quarter and first nine months of 2026, respectively, primarily due to increases in revenues on which commissions are earned. Variable compensation increased 19% to $19 and 21% to $52 in the third quarter and first nine months of 2026, respectively, due to increased branch profitability and overall Firm profitability.

Income before allocations increased to $16 and $41 in the third quarter and first nine months of 2026, respectively. Pre-variable income margin was 24.8% and 22.7% in the third quarter and first nine months of 2026, respectively.

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

Item 1. Financial Statements, continued

Partnership Capital

The Partnership’s growth in capital is the result of the sale of limited partner interests to its associates and retention of a portion of general partner earnings.

The Partnership filed Registration Statements on Form S-8 with the SEC on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests with aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the 2026 Plan, and $1,400 of Class B limited partner interests to be issued pursuant to the 2025 Plan. Proceeds from the 2025 Plan, including the ongoing Class B Offering, are expected to be used to meet growth needs or for other purposes. The Partnership will not receive any proceeds from the Exchange Offer.

The Partnership’s capital and Profits Interests subject to mandatory redemption as of September 25, 2026, net of reserve for anticipated withdrawals, was $5,081, an increase of $957 from December 31, 2025. This increase was primarily due to the decrease in Partnership loans outstanding ($412), additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($21, $44 and $313, respectively) and retention of a portion of general partner earnings ($284), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($21, $36 and $60, respectively). The Partnership retained 22.5% and 17.0% of income allocated to general partners during the three-month periods ended September 25, 2026 and September 26, 2025, respectively, and 22.5% and 14.9% for the corresponding nine-month periods.

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

Item 1. Financial Statements, continued

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

	As of September 25, 2026
	Limited Partner Interests	Subordinated Limited Partner Interests	General Partner Interests	Total Partner Interests
Total Partnership capital(1)	$1,713	$750	$2,630	$5,093
Partnership capital owned by partners with individual loans	$131	$—	$1,418	$1,549
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	8%	—	54%	30%

Individual loans:
LP Loan Program	$38	$—	$—	$38
GP Loan Program	—	—	445	445
Partnership loans	—	—	12	12
Total individual loans	$38	$—	$457	$495
Individual loans as a percent of total Partnership capital	2%	—	17%	10%
Individual loans as a percent of respective Partnership capital owned by partners with loans	29%	—	32%	32%

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

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of September 25, 2026 and December 31, 2025:

	September 25, 2026	December 31, 2025
2022 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	390
Total bank lines of credit	$890	$890

As of September 25, 2026, the Partnership had a $500 committed revolving line of credit (the "2022 Credit Facility"), entered into in October 2022 and amended from time to time thereafter. The Partnership had the ability to draw on various types of loans. The associated interest rate depended on the type of loan, duration of the loan and the Partnership's private credit rating. Contractual rates were based on an index rate plus the applicable spread. The 2022 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise. As of September 25, 2026, the Partnership was in compliance with all covenants related to the 2022 Credit Facility.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

There were no amounts outstanding on the 2022 Credit Facility or the uncommitted lines of credit as of September 25, 2026 or December 31, 2025. In addition, the Partnership did not have any draws against these lines of credit during the nine-month period ended September 25, 2026.

In November 2026, the Partnership entered into a new $750 committed line of credit (the "2026 Credit Facility") which replaced the 2022 Credit Facility. In accordance with the terms of the 2026 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $3,811. In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,592 and a minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method. The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type and duration of the loan and the Partnership's private credit rating. Contractual rates are based on an index rate plus the applicable spread. The 2026 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.

Cash Activity

As of September 25, 2026, the Partnership had $3,095 in cash and cash equivalents, $806 in securities purchased under agreements to resell, which generally have overnight maturities, and $400 in government and agency securities owned. This totaled $4,301 of Partnership liquidity as of September 25, 2026, a 4% decrease from $4,469 as of December 31, 2025. Changes in liquidity were due to the timing of client cash activity and the resulting fluctuations in the customer reserve requirement, and generally higher cash balances held at the end of December to fund partner distributions. The Partnership had $10,161 and $14,069 in cash and investments segregated under federal regulations as of September 25, 2026 and December 31, 2025, respectively, which was not available for general use. The decrease in cash and investments segregated under federal regulations was primarily due to the changes in net cash owed to clients based on their account activity during the period.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the Partnership’s capital figures for the U.S. broker-dealer and Canada investment dealer subsidiaries as of:

	September 25, 2026	December 31, 2025	% Change
U.S.:
Net capital	$901	$1,042	-14%
Net capital in excess of the minimum required	$802	$963	-17%
Net capital as a percentage of aggregate debit items	18.1%	26.4%	-31%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	4.4%	9.5%	-53%

Canada:
Regulatory risk-adjusted capital	$126	$102	24%
Regulatory risk-adjusted capital in excess of the minimum required	$125	$101	24%

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including inflation, an economic downturn, a recession or volatility in the U.S. and/or global securities markets, actions of the U.S. Federal Reserve and/or central banks outside of the United States and economic effects of international geopolitical conflicts, tariffs and other trade restrictions, the U.S. federal debt ceiling, widespread health epidemics or pandemics or other major world events; (2) actions of competitors; (3) the Partnership's ability to attract and retain qualified financial advisors and other employees; (4) changes in interest rates; (5) regulatory actions; (6) changes in legislation or regulation, including changes in tax laws; (7) litigation; (8) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (9) changes in technology, including artificial intelligence, and other technology-related risks; (10) a fluctuation or decline in the fair value of securities; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – of this Quarterly Report on Form 10-Q. These forward-looking statements were based on information, plans, and estimates as of the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 3. quantitative and qualitative disclosures about market RISK

Various levels of management within the Partnership manage the Partnership’s market and credit risk exposure. Position limits in inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in Part III, Item 10 – Directors, Executive Officers and Corporate Governance of the Partnership’s Annual Report. All amounts are presented in millions, except as otherwise noted.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest-earning assets, primarily client margin loans and investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, certain investment securities and securities purchased under agreements to resell. Client margin loans and investments averaged $4.4 billion and $15.9 billion, respectively, for the nine-month period ended September 25, 2026 and earned interest at an average annual rate of approximately 636 and 366 basis points (6.36% and 3.66%), respectively, during the first nine months of 2026. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 25, 2026.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 8 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's Annual Report.

ITEM 1A. RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report, as supplemented and modified by the following information.

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

From time to time, the Partnership has offered Class A limited partner interests and/or Class B limited partner interests (collectively, "Interests") to then current associates. Historically, the Partnership has experienced high participation in such offerings, and such offerings have provided a significant source of capital and liquidity to the Partnership. In the future, the Partnership may elect to conduct additional offerings of such Interests to raise capital for the Partnership, including the Class B Offering, and thereby increase capital and liquidity. If the Partnership experiences reduced rates of participation or the amount of capital raised in such offerings is less than the Partnership’s historical experience or expectations, including as a result of the Partnership’s transition from its historical practice of offering Class A limited partner interests to its present intention to offer Class B limited partner interests beginning with the Class B Offering, the Partnership's available liquidity may be impacted, and the Partnership may be required to seek other sources of liquidity.

A significant volume of withdrawals by limited partners, subordinated limited partners or general partners would reduce the Partnership's available liquidity and capital. Additionally, limited partners who finance all or a portion of their limited partner interests with bank loans must pay interest on their loan regardless of the amount of distributions received and therefore may be more likely to request the withdrawal of capital to repay such obligations.

HOLDING COMPANY — JFC is a holding company; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions, dividends and intercompany payments to JFC, which is restricted by law, regulation and contractual obligations, and which may be impacted by tax or business strategy.

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to make distributions and other payments required under the Partnership Agreement with respect to the Interests and Profits Interests, including the 7½% payment to Class A limited partners pursuant to the Partnership Agreement (the "7½% Payment"), will be dependent on distributions, dividends, and intercompany payments to JFC from its subsidiaries, and if those sources are insufficient, JFC may be unable to make such distributions or payments.

JFC’s principal operating subsidiaries, Edward Jones and EJ Canada, are subject to various statutory and regulatory restrictions applicable to broker-dealers generally that limit the amount of cash distributions, dividends, loans and advances that those subsidiaries may pay to JFC. Regulations relating to capital requirements affecting some of JFC’s subsidiaries also restrict their ability to pay distributions or dividends and make loans to JFC. See Part I, Item 1 – Business – Regulation of the Partnership's Annual Report for a discussion of these requirements.

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

None of the limited partners or Profits Interests holders in their capacity as limited partners or Profits Interests holders may vote or otherwise participate in the management of the Partnership’s business. The Partnership Agreement may be amended, without the consent of the limited partners, Profits Interests holders or subordinated limited partners, by (a) the Managing Partner, upon the affirmative vote of a majority of the Enterprise Leadership Team ("ELT"), or (b) by the general partners holding a majority of the voting interests of the general partners. None of the limited partners or Profits Interests holders may sell, pledge, exchange, transfer or assign their Interests or Profits Interests without the express written consent of the Managing Partner (which is not expected to be given).

Because there is no market for the Interests or Profits Interests, there is no fair market value for the Interests or Profits Interests. The price ($1,000 per Interest) at which the Interests were offered (including with respect to the exchange of Class A limited partner interests for Class B limited partner interests pursuant to the Exchange Offer) represents the book value of each Interest. The Partnership's capital could decline to a point where the book value of the Interests could be less than the price paid. Profits Interests have no book value, are not redeemable for any value in the future, and expire upon the earlier of the redemption of the Profits Interests or at the end of their stated term.

RISK OF DILUTION — The Interests and Profits Interests may be diluted from time to time, which could lead to decreased returns to the limited partners and Profits Interests holders.

The Managing Partner has the ability, in their sole discretion, to admit any limited partner and determine the amount of capital that each such limited partner shall be entitled to maintain and to issue profits interests to Profits Interest holders at such times and in such amounts as determined by the Managing Partner. The Partnership filed Registration Statements on Form S-8 with the SEC on February 9, 2026 and November 10, 2025, respectively, to register Profits Interests with aggregate Notional Capital Contributions not to exceed $100, to be issued pursuant to the Partnership's 2026 Profits Interest Plan (the "2026 Plan"), and $1,400 of Class B limited partner interests pursuant to the Partnership's 2025 Class B Employee Limited Partner Interest Purchase Plan (the "2025 Plan"). The Partnership previously registered $700 of limited partner interests (now Class A limited partner interests per the Partnership Agreement) issuable pursuant to the Partnership's 2021 Employee Limited Partnership Interest Purchase Plan (the "2021 Plan"). In 2023, the Partnership issued $568 of Class A limited partner interests under the 2021 Plan and the remaining $132 may be issued at the discretion of the Managing Partner in the future. The Partnership is currently undertaking the Class B Offering pursuant to, and subject to the terms and conditions of, the 2025 Plan and the offering documents provided with the Class B Offering (the “Class B Offering Documents”). Offerees should review the Class B Offering Documents in full in connection with their evaluation of the Class B Offering.

The issuance of additional Class A limited partner interests will decrease the Partnership’s net income by the 7½% Payment applicable to the additional Class A limited partner interests; however, under the terms of the Partnership Agreement, beginning with the Recapitalization Date, the Partnership does not expect to issue additional Class A limited partner interests. Class B limited partners will only receive allocations and distributions based on the Partnership's net income and will not receive the 7½% Payment to which Class A limited partners are entitled under the Partnership Agreement. Holders of existing Interests and Profits Interests may experience decreased returns because future issuance of Interests or Profits Interests may increase the amount of capital and interests participating in allocations of Partnership net income. As a result, the proportional share of Partnership net income and distributions allocated to a holder of an Interest or a Profits Interest holder may decrease even if the Partnership's overall profitability remains unchanged.

In 2025, the Partnership retained 17.2% of the general partners’ net income as capital which is credited monthly to the General Partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2026 is expected to be 22.5%. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners and Profits Interests holders. There is no requirement to retain a minimum or maximum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners and Profits Interests holders is reset annually and the amount of retained general partner income reduces the income allocated to limited partners and Profits Interests holders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership issued $3,823 thousand in subordinated limited partner interests ("SLP Interests"), which are described in the Partnership Agreement, to retiring general partners during the third quarter of 2026. The Partnership also issued $515 thousand in Class A limited partner interests ("Class A Limited Partner Interests"), which are described in the Partnership Agreement, to associates during the third quarter of 2026. The Partnership issued the SLP Interests and Class A Limited Partner Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in privately negotiated transactions and not pursuant to a public offering or general solicitation.

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

3.6	*

Fourth Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 12, 2026, incorporated by reference from Exhibit 3.6 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2026.

3.7	*

Fifth Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 11, 2026, incorporated by reference from Exhibit 3.7 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2026.

3.8	*

Sixth Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 14, 2026, incorporated by reference from Exhibit 3.8 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2026.

3.9	**	Seventh Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 19, 2026.
3.10	**	Eighth Amendment of Twenty-Third Amended and Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 20, 2026.
10.1	**

$750,000,000 Credit Agreement dated as of November 4, 2026, among The Jones Financial Companies, L.L.L.P. and Edward Jones & Co., L.P. as initial borrowers, Edward Jones Bank as a borrower and lenders Fifth Third Bank, National Association and Wells Fargo Bank, National Association.

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
November 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 5, 2026
Penny Pennington

/s/ Andrew T. Miedler	Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2026
Andrew T. Miedler